Form 10KSB
period 1997-12-31
PRIME COMPANIES INC
filed 1998-03-31
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO


Commission File No. 0-22919


                       PRIME COMPANIES, INC.
       (Exact name of registrant as specified in its charter)

Delaware                                       51-2031531
(State  or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)


                 155 MONTGOMERY STREET   94104  (Zip Code)
                   SAN FRANCISCO CALIFORNIA
               (Address of principal executive offices)

Registrant's telephone number, including Area Code: (415) 398-4242

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB  Yes      No  X

Aggregate market value of voting stock held by non-affiliates of the registrant at MARCH 1, 1998:

Currently there is no public market for these securities.

Number of shares of common stock outstanding at December 31, 1997:
Common Stock - 3,013,123

Documents incorporated by reference:

Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Monday, March 23, 1998 filed as an exhibit hereto and incorporated in Part III hereof.

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The Company operates as an irregular route, truckload carrier transporting a range of commodities, including refrigerated food products, manufactured goods, retail store merchandise, paper products, beverages and paints and chemicals, between the western and northeastern United States and the provinces of Ontario and Quebec, Canada. The Company transports various types of freight (except certain types of explosives, household goods, hazardous materials and commodities in bulk) from generally any point in the continental United
States to any other point in another state. The Company also operates a growing logistics business that organizes transportation services for a Fortune 500 corporation, and is developing new customer accounts.

In 1996, the Company acquired a small trucking company that was incorporated on August 29, 1994 but inactive until 1996 when it acquired two tractors and trailers, and initiated operations on a very small scale. The Company later acquired the business of an established trucking company, and management has successfully assumed control of this 33 year old trucking operation. The Company's management has successfully integrated the operations of two trucking companies to form a single fleet that provides reliable service to existing and new customers. The Company's trucking operation has gained a reputation for excellent service and expanded the existing business of the acquired trucking company. Since January 1, 1997 the Company also initiated logistics operations in 1997, in order to provide a broader range of transportation services. By offering logistics services, the Company serves a greater share of companies in need of transportation services and provides freight hauling without incurring the overhead associated with owning or leasing a diversified fleet of tractors, trailers and flatbeds. Additionally, the logistics and trucking operations complement each other and create financial and operating synergies. Since the inception of its logistics operations, the Company has consistently increased its logistics-based monthly revenues. The logistics operation partially serves as the marketing arm of the Company's trucking operation, while also diversifying the Company's operations within the transportation industry.

MARKETING AND CUSTOMERS

The Company operates in the non-local segment of the trucking industry, which segment had estimated revenues of $330 billion in 1995. The trucking industry can be further segmented into an estimated $55 billion for-hire truckload segment and an estimated $110 billion private fleet segment, in which companies transport goods for their own account. Truckload carriers typically transport full trailer loads directly from origin to destination without en route handling.

The truckload industry is highly fragmented, with the ten largest for-hire truckload carriers accounting for less than 18% of total for-hire truckload revenues in 1995. A variety of niches have developed within the truckload industry based upon equipment type, length of haul, geographic region and service criteria. The truckload transportation industry is currently undergoing changes that affect both shippers and carriers. An increasing number of shippers are focusing their capital resources on their primary business and are outsourcing their transportation requirements to independent carriers. Furthermore, many shippers are seeking to reduce the time and cost of bringing finished products to the market quickly through the use of just-in-time inventory management and regional assembly/distribution methods, all of which make on-time pickup and delivery requirements more important to shippers. Shippers also are seeking to reduce the number of authorized carriers they use and to establish service-based, long-term relationships with a small group of preferred or "core carriers." This helps to ensure higher quality and more consistent service for the shipper, while providing the carrier the opportunity for higher equipment utilization and more predictable revenue streams. In this environment, shippers selectively choose carriers that are financially stable and, based on measurable attributes, can meet their distribution and service requirements. For example, carriers must deliver shipments on a timely basis and possess reliable, quality equipment and offer specialized services to customers. This trend toward the use of "core carriers" offers significant growth opportunities for carriers that possess financial stability and critical mass to support high equipment utilization, a commitment to quality service and technological capabilities. Carriers that do not possess these capabilities or that are less efficient have begun to exit the truckload industry through liquidation or from continued industry consolidation. The Company believes that this consolidation trend in the industry will continue and that the trend toward consolidation will provide growth opportunities for efficient, well-run carriers.

Many carriers have focused on regional growth strategies, as over 66% of the truckload market are in shorter length (less than 500 miles) markets. A regional focus provides a carrier the opportunity to haul loads from origin to destination, without any need for intermediate sorting, and increases the opportunities for providing higher service levels to customers. Furthermore, a shortage of qualified drivers continues to constrain the truckload market, and truckload carriers are constantly seeking methods, such as increased driver compensation and other techniques, to attract and retain drivers. Carriers with a regional focus participating in the short to medium-haul market generally have had more success in attracting and retaining drivers because drivers may return home with more regularity.

In the trucking industry, revenues generally show a seasonal pattern as some customers reduce shipments during and after the winter holiday season. The Company's operating expenses have historically been higher in the winter months due primarily to decreased fuel efficiency and increased maintenance costs of revenue equipment in colder weather. However, the Company attempts to minimize the impact of seasonality through its marketing program, which seeks additional freight from certain customers during traditionally slower shipping periods. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers.

During the fiscal years ended December 31, 1997, National Grocers Company accounted for 27.8%, and Vertex accounted for 19.6%, of operating revenue.
The 1997 fiscal year was the Company's first year where its principal revenues were generated from business operations. As such, no accurate and comprehensive comparison between the Company's 1997 and 1996 operating results is available. The Company does not have long-term contracts with its customers, and, accordingly, there is no assurance that the current volume of business from these major customers will continue. Management believes that the sudden loss of a significant customer could have a material adverse effect on revenue, equipment utilization and operating efficiencies.

OPERATIONS

The Company's customers are located throughout the 48 contiguous states of the U.S. and provinces of Quebec and Ontario, Canada. The Company hauls a variety of products, but a substantial portion of its services are devoted to hauling produce and other temperature sensitive goods. During 1997, the Company's largest 5 freight hauling services customers comprised approximately 62% of revenues. The Company's trucking operation currently serves over 200 customers, the majority of which have been attracted during 1997. The Company also continues to serve customers served by its predecessor/acquired company and has expanded its services to those customers. The Company has an arrangement with one of its major customers whereby it will provide drivers to drive the customers' tractors and trailers in order to haul the customers' goods. This provides a source of revenue with little overhead and allows the Company to serve more customers, since more of its equipment is available for other deliveries.

The Company's logistics operation currently serves a major national corporation and is expanding its services. Logistics provides services to customers requiring truckload (TL) and Less-than-truckload (LTL) deliveries. Mid-Cal Express Logistics provides freight hauling broker services. Logistics companies, such as Mid-Cal Express Logistics, allow a shipper to place a single call to arrange truckload services anywhere in the United States and certain areas of Canada, without having to contact numerous individual carriers who may or may not have a truck available for a particular shipment to a particular destination.

Mid-Cal Express Logistics maintains a network of truckload carriers to serve its customers. Upon receiving a call from a customer, a Mid-Cal Express Logistics representative contacts various truckload carriers until locating one that has the time and the proper equipment to transfer the freight. The representative will make all of the arrangements to have the freight picked up and delivered. Mid-Cal Express Logistics also tracks the vehicles and monitors the shipment from pickup through delivery enabling customers to contact it rather than the individual carrier to get information on their shipment. Mid-Cal Express Logistics' customers are sent a single invoice for all shipments and payments for those shipments it arranges, covering the shipping and broker fees. Mid-Cal Express Logistics then pays the hired carrier, and retains a portion of the total fee paid by the customer. Thus, customers avoid having to pay multiple invoices from carriers and brokers.

Mid-Cal Express Logistics first attempts to assign its customers' routes to Mid-Cal Express. This reduces search costs related to finding an appropriate carrier to serve a customer's needs. Mid-Cal Express Logistics' customers have priority access to Mid-Cal Express service, as Mid-Cal Express Logistics serves as the primary broker for the trucking subsidiary. Mid-Cal Express Logistics also retains a database of carriers to assign to routes in the event Mid-Cal Express cannot meet the needs of the broker's customer. The needs of the customer dictate the carrier Mid-Cal Express Logistics will assign. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer bases and their dispersion across many different industries. The Company performs ongoing credit evaluations and generally does not require collateral from its customers. The Company's customers consist mostly of major national corporations.

The Company does not engage in research and development, as the Company is strictly involved in providing services and does not develop products and does not plan to do so in the future. As part of operations, management performs research of markets for the services provided by the Company. The Company's management has identified possible new markets based on the following criteria: market size, cost of entry, potential long-term profitability and synergy with the Company's existing business. It was decided that Mid-Cal Express would enter into the regional short-haul market. Regional short-haul consists of dry-van freight with a shorter length of haul, generally around a major metropolitan area or areas. Currently, the Company is largely involved in temperature-controlled hauling of produce between the East and West coasts.
The Company also has a growing demand for its short-haul services along the East Coast.

The Company's logistics service offerings build upon the existing strengths of the Company's trucking operation while expanding the overall market in which the Company serves the transportation needs of customers and aiding in the growth of the Company's trucking operation. Currently, the Company's logistics operation provides services to customers primarily located along the East Coast, but is increasingly seeking to develop customers on the West coast.
The Company plans to expand this business to provide freight brokering and management services to customers located throughout the United States.
The Company is currently researching the feasibility of acquiring small logistics companies in desirable regions, as a method of accomplishing this expansion.

The Company currently provides logistics services in connection with truck freight hauling, but will research the possibility of expanding its service offerings to include freight management in connection with other methods of cargo transportation.

DRIVER AND OTHER EMPLOYEES

As of December 31, 1997, the Company employed 127 personnel; of these 93 were employee drivers, 5 were in maintenance, 2 were in sales and marketing, and the balance were in administration and management and two were logistics representatives.

The Company also contracted with independent contractors (owner/operators) throughout the year to provide equipment and human resources. None of the Company's employees are represented by a labor union.

The recruitment, training and retention of qualified drivers are essential to support the Company's continued growth and to meet the service requirements of the Company's customers. Drivers are selected in accordance with Company-specific quality guidelines relating primarily to safety history, driving experience, road test evaluations and other personal evaluations, including physical examinations and mandatory drug and alcohol testing. Drivers are trained in all phases of the Company's policies and procedures, including customer service requirements, general operations, fuel conservation and equipment maintenance, operation and safety. Express' long-haul drivers typically operate as teams, enabling faster delivery, greater equipment utilization and more desirable trip-hours for the drivers.

The Company's drivers are compensated on the basis of miles driven and length of haul. Drivers are also compensated for additional flexible services provided to the Company's customers, as well as through bonuses for safety, fuel efficiency, mileage and driver recruitment.The Company believes its relationship with its employees is good.

INDEPENDENT CONTRACTORS (Owner/Operators)

The independent contractors utilized by the Company are owner/operators who provide their own tractors, thus providing the Company's trucking operation with an alternative method of obtaining additional revenue producing equipment. The Company intends to continue to increase its use of owner/operators. During 1997, the Company utilized an average of 65 independent contractors a week. Each owner/operator enters into a contract with the Company pursuant to which it is required to furnish a tractor and a driver or team of drivers exclusively to transport, load and unload goods carried by the Company. Owner/operators are paid a fixed level of compensation based on a fee per mile. Owner/operators are obligated to maintain their own equipment and pay for their own fuel. The Company provides trailers for each owner/operator. Since beginning operations in June 1996, the Company has utilized the services of owner/operators to handle (on average) approximately 45% of its hauling services.

FUEL

The Company, and the motor carrier industry as a whole, is dependent upon the availability and cost of diesel fuel. Both the availability and the cost of diesel fuel are influenced by economic and political events not within the Company's control. The Company does not presently participate in any program to insure price stability. Fuel costs during fiscal 1997 declined compared to fiscal year 1996. Historically, most increases have not been passed through to the Company's customers, through increased rates. Future shortages or significant increased costs which could not be passed through to its customers could have a material adverse impact on the Company's profitability.

GOVERNMENTAL REGULATION

The Company is a motor common and contract carrier previously regulated by both the Interstate Commerce Commission ("ICC") and various state agencies. Although the "ICC Termination Act of 1995" effectively eliminated the ICC as of January 1, 1996, most functions of the ICC were transferred to the Department of Transportation ("DOT"). These regulatory authorities have broad powers generally governing matters such as authority to engage in motor carrier operations, rates and charges, accounting systems, certain mergers, consolidations and acquisitions and periodic financial reporting. In addition, the Company's Canadian business activities are subject to similar requirements imposed by provincial and Canadian regulations.

The Company, like other motor carriers, is subject to certain safety requirements governing interstate operations prescribed by the United States Department of Transportation ("DOT") and by Canadian provincial authorities. In addition, vehicle weight and dimensions are subject to federal, state, and provincial regulations. Management believes that the Company is in compliance in all material respects with applicable regulatory requirements relating to its operations. The failure of the Company to comply with regulations of the DOT, state or provincial agencies could result in substantial fines or revocation of operating authorities. Federal, state and local environmental laws and regulations impose requirements relating to, among other things, contingency planning for spills of petroleum products, disposal of waste oil and maintenance and testing of underground storage tanks. Management believes that future compliance with such laws and regulations will not have a material effect upon the Company's capital expenditures, earnings, or competitive position.

COMPETITION

The truckload transportation industry is heavily fragmented and intensely competitive. The Company has numerous competitors that vary in size, ranging from small operators who can compete on certain lane segments due to lower overhead, to significantly larger companies with greater financial resources, more equipment, and larger volume capacities than the Company. The main competitive factors in the truckload industry are service, pricing, and availability of equipment. The Company competes primarily with other long-haul truckload carriers of produce. To a lesser degree, the Company competes with regional truckload carriers of produce as well as other goods. Railroads, less-than-truckload carriers and private carriers also provide competition, but to a minor degree.

Competition for the freight transported by Express is based primarily on service and efficiency and, to some degree, on freight rates alone. Many other truckload carriers have greater financial resources, own more equipment or carry a larger volume of freight than Express. Express provides 24 hour dispatch and sales service, which many smaller carriers do not provide.

Within the logistics services industry, key competitive factors include information technology and carrier relationships. There are a number of other companies in the logistics services business that have greater intangible resources, more employees and a greater number of branch offices than the Company.

SEASONALITY

In the trucking industry generally, results of operations show a seasonal pattern because customers reduce shipments during the winter. The Company's operating efficiency historically decreases during the winter months due to increased maintenance costs, reduced fuel efficiency, detours and delays for weather.

SAFETY AND INSURANCE

The Company is committed to ensuring that it has safe drivers and owner/ operators. The Company regularly communicates with drivers to promote safety and to instill safe work habits through Company media and safety review sessions. These programs reinforce the importance of driving safely, abiding by all laws and regulations, regarding such matters as speed and maximum driving hours, and performing equipment inspections. The Company conducts quarterly safety training meetings for its drivers and owner/ operators. In addition, the Company has a recognition program for driver safety performance.

The Company's Safety Director reviews all accidents, takes appropriate action related to drivers, and examines trends and implements changes in procedures or communications to address any safety issues. Management's emphasis on safety also is demonstrated through its equipment specifications, maintenance programs and payment of bonuses based on safety record.

The Company requires prospective drivers to meet or exceed the qualification standards required by the U.S. Department of Transportation ("DOT"). The DOT requires the Company's drivers and independent contractors to obtain national commercial driver's licenses pursuant to regulations promulgated by the DOT. The DOT also requires that the Company implement a drug testing program in accordance with DOT regulations. The Company's program includes pre-employment, random, post-accident and post-injury drug testing.

The principal claims arising in the Company's business consist of cargo loss and damage, workers' compensation, and auto liability (personal injury and property damage). The Company's insurance policies provide for general liability coverage up to $1,000,000 per occurrence, automobile liability coverage up to $1,000,000 per occurrence, and cargo insurance coverage up to $1,000,000 per occurrence. An additional umbrella policy raises the Company's base coverage up to $10,000,000. The Company carefully monitors claims and participates actively in claims estimates and adjustment. The Company believes that any exposure for claims in Express' operations is reduced due to the fact that no physical handling, loading or unloading of freight or equipment occurs at the Company's facility.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company maintains its offices at 155 Montgomery Street, Suite 406 San Francisco, California. The office space, which is 680 square feet, is leased under a one-year lease expiring in November 1998. Prior to December 1, 1997, offices were located at 155 Montgomery Street, Suite 411 in San Francisco, California.

The Company's trucking operations are based at 21496 Main Street in Grand Terrace, California, as of December 31, 1997. This property includes 6,200 square feet of office space and a 2,400 square foot storage facility on 5.31 acres of industrial zoned land. This property is subject to a capital lease, the term of which is two years, ending December 31, 1999. The Company currently plans to exercise its option to purchase this property for $550,000 at the end of the lease period, with rent payments (in full) applied toward this purchase price. The Lessor will finance the unpaid portion of the purchase price ($442,000) at an interest rate of 9% per annum. The note will amortize over 30 years, ballooning at the end of three years. Prior to December 1997, the trucking operation was headquartered at 325 North Cota Street, Corona, California 91720 on a month to month basis at $6,000 a month, since May 1997. The Corona headquarters was assumed by the Company from its predecessor (Country Wide). The facilities in Corona included a 20,000 square foot building on 5.38 acres of industrial zoned land.

The Company's logistics operation maintains its office at 1003 Old Philadelphia Road, Aberdeen, Maryland 21001. These offices are rented under a one-year lease, ending August 1, 1998, with rental payments of $250.00 per month for 300 square feet. The Company has an option to renew the lease.

EQUIPMENT AND TECHNOLOGY

Most of the Company's equipment is utilized in connection with the trucking business. As of December 31, 1997, the Company operated a total of 102 company-owned or leased tractors and used an average of 65 owner-operators that provided one or more pieces of operating equipment. As of the same date, the Company operated a modern fleet, with the average age of tractors being less than three years and more than 50% of the tractors manufactured by Freightliner. The tractors were operated in the service divisions as follows: 100% temperature sensitive long hauls. The driving is roughly divided as follows:
30% single drivers and 70% driving teams. The Company leases its tractors from large national leasing companies or through the leasing programs of the manufacturer. This leasing strategy gives the Company the availability of nationwide maintenance facilities to ensure minimal down time in case of mechanical failure, as well as a nationwide system for the performance of scheduled preventative maintenance, no matter where the individual unit is located. These tractors are covered by manufacturer warranties during most of their lease term, which yields savings in maintenance costs.

The current trailer fleet contains all modern 48 and 53-feet long, high cubic capacity refrigerated units. The average age of the trailer fleet is less than three years. As of December 31, 1997, the Company operated a fleet of 150 trailers. The use of newer equipment minimizes maintenance costs. The
Company adheres to a comprehensive maintenance program for both tractors and trailers. Owner-operator tractors are inspected prior to acceptance by the Company for compliance with operational and safety requirements of the Company and the Department of Transportation. These tractors are then periodically inspected, similar to Company-owned tractors, to monitor continued compliance.

The Company has invested heavily in modern computer and communications technology. The modern tractor fleet operated by Mid-Cal Express (and most of the equipment operated by companies utilized by Mid-Cal Express Logistics) utilizes onboard computers with satellite communications capabilities. In the case of the Mid-Cal Express fleet, approximately 40 tractors are equipped with a QUALCOMM satellite communications system. QUALCOMM allows the dispatchers to follow the progress of a vehicle's speed, fuel consumption, and most importantly, its adherence to schedule, while allowing the timely and efficient communication of operating data, such as pickup and delivery instructions, directions to customer facilities, loading instructions, routing, fuel, taxes, mileage, payroll, safety, weather advisories, and traffic and maintenance information to the drivers. The Company plans to equip the balance of its tractors with QUALCOMM in the next twelve months. The satellite tracking of the movement of the vehicles, including schedule, speed, and fuel consumption, together with the availability of two-way communication, has allowed the Company to fine tune its operation and deliver its customers consistent on-time service. Additionally, the Company utilizes EDI
(Electronic Data Interchange) for billing and order communications with its customers that also use EDI. This system automates purchasing and billing, enabling time and cost efficiencies to be realized. Logistics also utilizes the satellite equipment and software whenever possible and practical.

In order to maintain the highest level of quality control and meet its customers' strict performance standards, the Company's central dispatching/ customer service unit operates 24 hours a day, seven days a week. If any problem should develop, managers and supervisors are either on hand or readily available to the dispatch center.

AGE OF EQUIPMENT

The following table shows the type and average age of equipment operated by the Company at December 31, 1997:

                    OVER-the-ROAD         48-FOOT               53-FOOT
                    TRACTORS              TRAILERS              TRAILERS

Company Owned       49 (AVG AGE-3YRS)     -                     35 (AVG
                                                                  AGE-3YRS)
Company Leased      16 (AVG AGE-1YR)      114 (AVG AGE-2 YRS)    -
Owner/Operator      35 (AVG AGE-3YRS)     -                      -

Total               100                    114                   35


ITEM 3.  LEGAL PROCEEDINGS

The Company is exposed to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                            PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS


The Company has reserved the trading symbol of PCIC for such time as its shares become traded publicly. As of December 31, 1997, there was no public market for the Company's shares.

DIVIDEND POLICY

The Company has never paid a cash dividend on its Common Stock. It is the current intention of the Company's Board of Directors to continue to retain earnings to finance the growth of the Company's business rather than to pay dividends. Future payment of cash dividends will depend upon the financial condition , results of operations and capital commitments of the Company as well as other factors deemed relevant by the Board of Directors.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following table provides a summary of selected financial data for Prime Companies, Inc.

FISCAL YEAR ENDED DECEMBER 31,
                               1997            1996
                                 (in thousands except per share data)

Operating Revenue             $15,958           $ 0

Net Income (Loss)                (695)           26

Earnings per share:            $ (.28)       $ (.02)

Total assets                  $ 8,495       $ 1,341

Long term debt,
 less current portion         $ 3,298          $ 19


The following table sets forth the percentage relationship of certain revenue and expense items for the fiscal years indicated.

                                           Percentages of
                                         Operating Revenue
                                         Year Ended December 31,
                                         1997          1996

Operating revenue                       100.0%        100.0%

Operating expenses and costs:
 Salaries, wages and fringe benefits    27.8%           0.0%
 Operating supplies and expenses        17.7            0.0
 Operating taxes and licenses            2.7            0.0
 Insurance and claims                    3.8            0.0
 Depreciation and amortization           4.1            0.0
 Rents and purchased transportation     38.5            0.0
 Other                                  10.8            2.8
   Total operating expenses            105.4            2.8

Operating income (loss)                 (5.4)          (2.8)
Other income (expense):
 Interest and dividend income            0.88         100.00
 Gain on marketable securities           0.0            0.0
 Interest expense                       (2.3)           0.0
Income (loss) before income taxes       (6.82)         97.20
Income taxes                             2.45           0.0
Net income (loss)                       (4.40)         97.20

RESULTS OF OPERATIONS:

Fiscal year ended December 31, 1997 compared to Fiscal year ended December 31, 1996:

The 1997 fiscal year was the Company's first year where its principal revenues were generated from business operations. As such, no accurate and comprehensive comparison between the Company's 1997 and 1996 operating results is available.

INFLATION

Inflation continues to have a minimal impact on operations.

SEASONALITY

In the trucking industry generally, results of operations show a seasonal pattern because customers reduce shipments during the winter. The Company's operating efficiency historically decreases during the winter months due to increased maintenance costs, reduced fuel efficiency, detours and delays for weather.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following consolidated financial statements of Prime Companies, Inc., and Subsidiaries are included in Item 7:
     Independent Accountants' Report

     Consolidated Balance Sheets as of December 31, 1997 and 1996.

     Consolidated Statements of Income for the years ended December 31, 1997, and 1996.

     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, and 1996.

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, and 1996.

    Notes to Consolidated Financial Statements ! December 31, 1997.

     Independent Accountants' Report




                                     Gilbert & Company
                                Certified Public Accountant
                               1 Maritime Plaza, Suite 1300
                              San Francisco, California 94111
                              415/576-1300   FAX 415/491-4141

                               INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Prime Companies, Inc.

          We have audited the accompanying consolidated balance sheets of Prime Companies, Inc. (a Delaware corporation) and subsidiaries as of December 313, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of materials misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all materials respects, the financial position of Prime Companies, Inc. and subsidiaries as of December 31, 1997 and
1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                         Gilbert & Company

February 12, 1998

                                   PRIME COMPANIES, INC.
                             Consolidted Financial Statements

                                CONSOLIDATED BALANCE SHEETS
                             As of December 31, 1997 and 1996

                                          Assets

                                                    December 31,
                                                    1997             1996

CURRENT ASSETS
  Cash (Note 3)                                     $  200,570    $  264,274

Accounts receivable, net of allowance for
     doubtful accounts of $23,000 in 1997
     and $-0- in 1996 (Note 5)                       1,277,222             0
  Accrued receivables (Note 5)                         124,322             0
  Other receivables                                     97,310             0
  Fuel tax receivable (Note 3)                          16,451             0
  Investment accounts (Note 6)                         436,510     1,017,115
  Inventories (Note 3)                                  19,238             0
  Driver advances (Note 3)                              78,290             0
  Notes receivable, current portion                    387,232        13,271
  Deferred income taxes (Note 12)                       21,440             0
  Prepaid expenses                                     601,298             0
                                                    __________     _________
    Total Current Assets                             3,259,883     1,294,660

FIXED ASSETS (Notes 3 and 8)
  Land                                                 200,000             0
  Fixed assets                                       4,876,544             0
  Improvements                                          33,074             0
  Accumulated depreciation
          and amortization                            -659,448             0
    Net Fixed Assets                                 4,450,170             0

OTHER ASSETS
  Investments, unlisted securities (Note 6)            101,394             0
  Deferred income taxes (Note 12)                      379,500             0
  Deposits                                             244,935             0
  Note receivable, less current
         portion (Note 7)                               36,489        46,729
  Asset held for resale                                 23,000             0
    Total Other Assets                                 785,318        46,729

TOTAL ASSETS                                        $8,495,371    $1,341,389



   The accompanying notes are an integral part of these financial statements.

                                   PRIME COMPANIES, INC.
                             Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             As of December 31, 1997 and 1996

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                               December 31,
CURRENT LIABILITIES                            1997               1996

  Accounts payable (Note 9)                    $ 418,918           $  0
  Accrued liabilities (Note 9)                 1,109,126              0
  Accrued loss reserve (Note 16)                  72,520              0
  Current portion of long-term debt              726,570              0
  Margin account payable (Note 6)                308,103        247,294
  Deferred expense credit                         37,500              0
  Loan payable                                   150,000              0
  Income and franchise
          taxes payable (Note 12)                  4,100              0
    Total Current Liabilities                  2,826,837        247,294

LONG-TERM LIABILITIES
  Long-term debt, less current
          portion (Note 10)                    2,682,977              0
  Deferred income                                605,370         19,429
  Security deposit                                 9,600              0
     Total Long-Term Liabilities               3,297,947         19,429

 Total Liabilities                            6,124,7842         66,723

Commitments and Contingencies
          (Note 16)                                   --             --

STOCKHOLDERS' EQUITY (Notes 2 and 4)
  Common stock, shares authorized 50,000,000,
   par value $.0001, 3,013,123 and
   1,255,123 were issued and outstanding
   at par, respectively                              276             126
  Additional paid-in capital                   3,459,834       1,254,998
  Retained earnings                           -1,089,523        -180,458
 Total Stockholders' Equity                    2,370,587       1,074,666

TOTAL LIABILITIES &
          STOCKHOLDERS' EQUITY                $8,495,371      $1,341,389

  The accompanying notes are an integral part of these financial statements.

                                PRIME COMPANIES, INC.
                         Consolidated Financial Statements

                           CONSOLIDATED STATEMENT OF CHANGES IN
                                    STOCKHOLDERS'EQUITY
                      For the Years Ended December 31, 1997 and 1996

                                                                   Total
                    Common Stock          Additional               Stockholders'
                    Shares       Par      Paid-In      Retained    Equity
                                 Value    Capital      Earnings    (deficit)

Balance at
January 1, 1996       986,123     $99     $986,025     $(206,175)   $  779,449

Sale of
Common Shares         269,000      27      268,973            --       269,000

Net Income--
December 31, 1996       --        --            --        25,717        25,717

Balance at
December 31, 1996   1,255,123    $126    $1,254,998   $ (180,458)   $1,074,666

Sale of
Common Shares       1,508,000     151     2,111,860           --     2,112,011

Preferred Stock
Dividends                  --      --            --      (93,000)      (93,000)

Acquisition of Mid-Cal
Express, Inc.              --      --         93,000          --        93,000

Shares Issued in
Merger
Transaction           250,000      --            (25)         --           (25)

Net Loss--December
31, 1997                   --      --             --     (695,064)    (695,064)

Balance at
December 31, 1997    3,013,123   $276     $3,459,834   $(1,089,523) $2,370,587


  The accompanying notes are an integral part of these financial statements.

                                   PRIME COMPANIES, INC.
                             Consolidated Financial Statements

                           CONSOLIDATED STATEMENT OF OPERATIONS
                      For the Years Ended December 31, 1997, and 1996


                                                 December 31,
REVENUE                                          1997                 1996

  Transportation revenue                         $  14,776,294     $      0
  Logistics revenue                                  1,181,305            0
    Total Revenue                                   15,958,229            0

COST OF GOODS SOLD
  Purchased transportation                           5,534,505            0
  Brokerage purchased transportation                   614,148            0
    Total Cost of Goods Sold                         6,148,653            0

GROSS PROFIT                                          9,809,576           0

OPERATING COSTS AND EXPENSES
  Salaries and related expenses                       4,442,038           0
  Operating expenses and maintenance                  2,832,136         726
  Operating taxes and licenses                          428,151          14
  Insurance                                             614,329           0
  Revenue equipment rentals                             909,017           0
  General supplies and expenses                         726,192           0
  Local delivery                                         17,946           0
  Professional and consulting fees                       58,250           0
  Depreciation and amortization                         659,448           0
    Total Operating Costs and Expenses               10,687,507         740

  Net (Loss) From Operations                           (877,931)       (740)

OTHER INCOME (EXPENSE)
  Interest income                                         4,116       26,456
  Interest expense                                     (362,688)           0
  Rental income                                          63,900            0
  Investment income                                      79,042            0
  Consulting fees                                        10,000            0
  Director fees                                          (8,000)           0
  Other income                                            4,887            0
    Total Other Income (Expense)                       (208,743)      26,456

  Net Income (Loss) after Other Expenses             (1,086,674)      25,716

PROVISION FOR INCOME TAX (EXPENSE) BENEFIT
  Current                                                (9,330)           0
  Deferred                                              400,940            0
    Net Provision for Income Tax                        391,610            0

    Net Income (Loss)                                  (695,064)      25,716


   The accompanying notes are an integral part of these financial statements.

                                   PRIME COMPANIES, INC.
                             Consolidated Financial Statements

                     CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
                      For the Years Ended December 31, 1997, and 1996

EARNINGS PER SHARE:

INCOME (LOSS) PER COMMON SHARE                         $  (0.28)     $  0.02

INCOME (LOSS) PER COMMON SHARE --
          FULLY DILUTED                                $  (0.28)     $  0.02

WEIGHTED AVERAGE NUMBER OF SHARES:

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                  2,479,064    1,097,973

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING - FULLY DILUTED                  2,486,128
1,097,973



  The accompanying notes are an integral part of these financial statements.

                                   PRIME COMPANIES, INC.
                             Consolidated Financial Statements

                           CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the Years Ended December 31, 1997, and 1996


                                                   December 31,
                                                   1997             1996
CASH FLOW FROM
OPERATING ACTIVITIES:
Reconciliation of net income (loss) to net
 cash (used) by operating activities:
 Net Income (Loss)                                 $(695,064)     $  25,717
Adjustments to reconcile net income
 (loss) to net cash (used) by
 operating activities:
   Depreciation and amortization                     659,448              0
   Provision for bad debts                            23,000              0
   Net current and deferred tax benefit             (391,610)             0

(Increase) decrease in:
 Accounts, notes, fuel tax and
 other receivables                                 (1,799,409)     (149,171)
 Inventories                                          (19,238)            0
 Investments                                          479,2111       32,785
 Prepaids, driver advances and deposits               (924,523)           0
 Asset held for resale                                 (23,000)           0
Increase (decrease) in:
 Accounts payable and accrued liabilities            1,528,044            0
 Accrued loss reserve                                   75,520            0
 Deferred income                                       585,941     (174,669)
 Deferred expense credit                                37,500            0
 Income and franchise tax payable                        4,100            0
   Net cash (used) by operating activities            (463,080)    (165,338)

CASH FLOW FROM
INVESTMENT ACTIVITIES:
 Additions to property, equipment and improvements    (667,580)           0
 Collections on notes receivable                        21,083            0
    Net cash provided (used) by investment
          activities                                  (646,497)           0

CASH FLOW FROM
FINANCING ACTIVITIES:
 Net proceeds from current and long term debt          174,771            0
 Margin account payable                                 60,809      153,542
 Proceeds from the sale of stock                     1,508,000      269,000
 Principal payments on long-term debt                 (707,307)           0
 Long term deposit                                       9,600            0
   Net cash provided by financing activities         1,045,873            0

INCREASE (DECREASE) IN CASH                            (63,704)     257,204
CASH AT BEGINNING OF YEAR                              264,274        7,070
CASH AT END OF YEAR                                   $200,570     $264,274

  The accompanying notes are an integral part of these financial statements.

                            PRIME COMPANIES, INC.

               Notes to the Consolidated Financial Statements
                          December 31, 1997 and 1996

1.        ORGANIZATION:

      THE BUSINESSES:

          Prime Companies, Inc. ("PCI") (the "Corporation"), was formed on December 30, 1997, as a result of the merger between Prime Management, Inc., a California corporation, and Corcoran Technologies Corporation, a Delaware corporation (see Note 4). The Company has two wholly-owned subsidiaries as discussed below.

          MID-CAL EXPRESS, INC.

          Mid-Cal Express, Inc. (the "Company") was incorporated under the laws of the State of California in August, 1994.
The Company's core business consists of truck transportation of temperature-controlled products throughout the United
States and Canada. The Company's strategy is to provide a high level of service to customers requiring temperature-controlled transportation and other specialized transportation services. The Company uses team drivers in approximately forty percent of its trips in order to provide safe and reliable on-time delivery for long haul shipments.

     An individual who is a present officer of the Corporation owned all of the Company's common shares of stock from 1994 through December 1996. The Company presently is a wholly owned subsidiary of the Corporation which became a publicly traded company on December 30, 1997, and as such the Company's financial statements are incorporated in this consolidated presentation of the Corporation's financial statements. From inception to December 31, 1996, the Company operated using a limited number of tractors. Beginning in December 1996 through September 1997, the Company issued shares of preferred and common stock to capitalize an expansion of its tractor fleet and customer base. Effective January 1, 1997, the Company purchased forty two tractors and approximately one hundred thirty refrigerated trailers and the rights to the business name Country Wide Truck Service for all the outstanding debt owed on the equipment. The debt amounted to approximately $2,700,000 of notes payable as well as operating leases with future minimum payments of approximately $4,000,000. The acquisition greatly increased the size of the Company's tractor and trailer fleet. The resulting increase in the customer base also increased sales dramatically.

          In May 1997, the Company's parent Corporation purchased a terminal cross-dock facility located in Fontana, California. Effective June 30, 1997, the Company purchased this property in exchange for 1,100,000 shares of common stock. At the present time, the Company plans to operate this facility as rental income property (see Note 11).

          During the next year the Company plans to increase its tractor fleet from approximately 100 tractors to 200 tractors through a combination of business acquisitions, purchase contracts and independent owner operations. Financing for this growth is expected to be obtained by the Company's parent Corporation through a series of stock offerings and alternative financing. The Company expects that the additional revenue generated by this increased fleet size will be sufficient to restore profitability by the end of the year.

             MID-CAL EXPRESS LOGISTICS, INC.

             Mid-Cal Express Logistics, Inc. (the "Company") was incorporated under the laws of the State of California in July 1997. The Company is a third party transportation logistics provider. The Company provides its customers with full-service logistics capabilities in less than truckload (LTL) and truckload services.

          The Company was incorporated as a wholly owned subsidiary of Prime Management, Inc. (see Note 4) which became a publicly traded company on December 30, 1997, and as such the Company's financial statements are incorporated in this consolidated presentation of the Corporation's financial statements. The Company was formed to complement its sister company, Mid-Cal Express, Inc., which, as noted above, is a truck transportation provider. the Company utilizes the trucks of Mid-Cal Express, Inc. as well as other carriers to service the transportation needs for a subsidiary of a Fortune 500 company.

          At the present time, the Company services one large customer. During the next year, the Company plans to expand its customer base by securing new customers utilizing the close relationship with Mid-Cal Express, Inc. and other carriers to provide the needed truck transportation.


2.        STOCKHOLDERS' EQUITY:

          The Corporation has authorized 10,000,000 shares of preferred stock with a $.0001 par value. At December 31, 1997, none of the authorized preferred shares were issued and outstanding.

          The Corporation has authorized 50,000,000 shares of common stock with a $.0001 par value. At December 31, 1997, 3,013,123 shares of such common stock were issued and outstanding.

          See Note 4 for a discussion of the stock transactions prior to and as a result of the merger as addressed in Note 4.

          The Corporation has not paid any ordinary and operating cash dividends on its common or preferred stock and has no plans to do so. Any payment of cash dividends in the future will be at the discretion of the Corporation's Board of Directors and will depend upon the financial condition, capital requirements, and earnings, of the Corporation, as well as other factors which the Board of Directors may deem relevant.


3.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          The most significant accounting policies followed by the Company are summarized as follows:

          BASIS OF PRESENTATION

          The financial statements are presented on the accrual basis, which is the accounting method the corporation uses to file its federal tax returns. Under this basis of accounting, revenue and related assets are recognized when earned and expenses and related liabilities are recognized when the obligations are incurred.

             NET INCOME (LOSS) PER COMMON SHARE

          The net income (loss) per common share is computed using a weighted average number of shares outstanding during the period as follows:

                  Period                        Average No.
                  Ending                        of Shares

                  12/96                         1,097,973
                  12/97                         2,479,064

          The above weighted average shares are based upon the cumulative common stock outstanding.

          The dilutive net income (loss) per common share is computed using a weighted average number of shares outstanding during the period as follows:

                   Period                       Average No.
                   Ending                       of Shares

                   12/96                        1,097,973
                   12/97                        2,486,128

          The above weighted average shares are based upon the cumulative common stock outstanding and incorporating the above noted 2,578,541 options issued and outstanding as of December 31, 1997, assuming that all such options were exercised.


          MERGER AND RELATED EFFECTS

          See Note 4.


          CASH AND CASH EQUIVALENTS

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


          INVENTORIES

          Inventories for the trucking operations (Mid-Cal Express, Inc.) consist primarily of spare parts and tires for revenue equipment and are stated at the lower of cost or market. Cost is determined using the first-in, first-out
(FIFO) method.

3.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          INCOME TAXES

          At December 31, 1997, the Corporation had an estimated tax loss carryforward of approximately $1.1 million dollars, which "may" be available to offset future taxable income, if any, through the tax years ending between 2012 and 2013. The net operating loss carryforward for tax purposes may be severely limited with respect to its availability based on certain consolidation tax return rules.

          The Corporation and each of its wholly owned subsidiaries follows the provisions of Statement of Financial Accounting Standards ("SFAS") #109 - Accounting for Income Taxes, which states the criteria for measuring the provision for income taxes and recognizing deferred tax assets and liabilities in the accompanying financial statements. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined, based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.



          FIXED ASSETS

          Land, property and equipment are stated at cost. Provision for depreciation and amortization on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Salvage values of 10 to 15 percent are used in the calculation of depreciation for transportation revenue equipment. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period.

Details of fixed assets are as follows (see Note 8 for depreciation periods):

Land                                                    $  200,000

Buildings and Improvements                                 182,161
Accumulated Depreciation                                     3,315
Net Buildings and Improvements                             178,017

Revenue Equipment                                        4,469,219
Accumulated Depreciation                                   615,898
Net Revenue Equipment                                    3,853,321

Service Vehicles                                            14,000
Accumulated Depreciation                                     2,800
Net Service Vehicles                                        11,200

Furniture and Office Equipment                             100,055
Accumulated Depreciation                                    16,797
Net Furniture and Office Equipment                          83,258

Communications Equipment                                   132,229
Accumulated Depreciation                                    17,151
Net Communication Equipment                                115,078

Shop Equipment                                              11,954
Accumulated Depreciation                                     3,487
Net Shop Equipment                                           8,467

Total Fixed Assets                                      $5,109,618
Total Accumulated Depreciation                          $  659,448
Net Fixed Assets                                        $4,450,170


          ACCOUNTING FOR LONG-LIVED ASSETS

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets". The Corporation and each of its wholly owned subsidiaries have adopted SFAS No. 121 which requires each such entity to compare the net carrying value of long-lived assets to the related estimates of future cash flows, and other criteria, to determine if impairment has occurred. If it is determined that the net carrying value is overstated, then impairment is recognized to reduce the carrying value to the estimated fair value.


          ACCRUED INSURANCE AND LOSS RESERVES

          Mid-Cal Express, Inc. retains a portion of the risk under vehicle liability, cargo loss, physical damage and other insurance programs. Reserves have been recorded which reflect estimated liabilities including claims incurred but not reported.


          REVENUE RECOGNITION

          Transportation revenues and related expenses are recognized using a method which approximates recognition of both revenue and direct costs on the date the freight is received for shipment. Brokerage revenues and related costs and expenses are recognized upon the completion of the shipments. Unbilled shipments are accrued, pending proof of shipment and delivery.

          CREDIT RISK

          Financial instruments which potentially subject Mid-Cal Express, Inc. to concentrations of credit risk include trade accounts receivable and the assigned receivable reserve. With respect to the concentration of credit risk in trade accounts receivable, the five largest transportation revenue customers of Mid-Cal Express, Inc. comprised 34 percent of the outstanding accounts receivable, after reduction by proceeds received by assigning receivables, as of December 31, 1997
(see Note 5).

          With respect to Mid-Cal Express Logistics, Inc., financial instruments which potentially subject Mid-Cal Express Logistics, Inc. to concentrations of credit risk include trade accounts receivable. With respect to the concentration of credit risk in trade accounts receivable, Mid-Cal Express Logistics, Inc. has one customer, which is a Fortune 500 company listed on the New York Stock Exchange.

          USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principals may require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.


4.        BUSINESS MERGER:

          Pursuant to an Agreement and Plan of Merger (the "Agreement") between Prime Management, Inc. ("PMI), a California Corporation, and Corcoran Technologies Corporation ("CTC"), PMI was merged with and into CTC effected with the State of Delaware on December 30, 1997. The Agreement was adopted by the unanimous consent of the Board of Directors of CTC and PMI and approved by the unanimous consent of the shareholders of CTC and PMI on December 23, 1997.

          Prior to the merger, CTC had 5,000,000 shares of common stock outstanding held by Pierce Mill Associates, Inc.
Pursuant to the Agreement, CTC redeemed and retired 4,750,000 shares of the outstanding shares of common stock and issued 2,763,123 new shares of its common stock, subject to adjustments for fractional and dissenting shares, to the holders of all the outstanding common stock of PMI on a pro rata basis resulting in a total of 3,013,123 shares outstanding of CTC's common stock.

          As a result of the stock exchange, the former shareholders of PMI hold 91.7 percent of the outstanding shares of common stock of CTC. The sole source of consideration used by the shareholders of PMI to acquire their respective interest in CTC was the exchange of 100 percent of the outstanding common stock of PMI.

          The outstanding warrants of PMI and other outstanding rights to purchase shares of common stock of PMI are adjusted according to the terms contained in such warrants or other rights for conversion to warrants or rights to purchase
2,578,541 shares of common stock of CTC.

          Pursuant to the Agreement, on the effective date of the merger, the officers and directors of PMI became the officers and directors of CTC. The by-laws of PMI were adopted as the by-laws of CTC.

          Effective as of the date of the merger, CTC changed its name to "Prime Companies, Inc".


5.        ACCOUNTS AND ACCRUED RECEIVABLES:

          MID-CAL EXPRESS, INC.

          Mid-Cal Express, Inc. entered into an agreement on November 14, 1997, with KBK Financial ("KBK") which provides for the assignment of its trade receivables for an immediate advance of 80 percent of the assigned amount. the remaining 20 percent of the assigned amount is held in reserve until the receivable is collected. The assignment is made with recourse, which is limited to the aggregate reserve amount. KBK charges a fixed amount of 25/100 of a percent on the assigned amount and interest on the advances at the prime rate plus 2.00 percent. In addition, the assigned receivables are secured by all intangible assets of Mid-Cal Express, Inc. The assigned receivable reserve consisted of the following as of December 31, 1997:

Invoices assigned to KBK                              $ 1,363,801
Less: Amounts advanced to
          Mid-Cal Express, Inc.                        (1,189,030)
          Assigned receivable reserve                 $   174,771

          Accounts receivable of Mid-Cal Express, Inc. consisted of the following at December 31, 1997:

Receivables retained by Mid-Cal Express, Inc          $   772,688
          Less: Reserve for doubtful accounts             (23,000)
                            Assigned receivable reserve.  174,771
                            Accounts receivable, net  $   924,459

          Mid-Cal Express, Inc. performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Mid-Cal Express, Inc. has recorded an allowance of $23,000 as of December 31, 1997, which has been netted against the related amounts receivable.

          MID-CAL EXPRESS LOGISTICS, INC.

          Mid-Cal Express Logistics, Inc. has one customer as of December 31, 1997. No provision for doubtful accounts has been made because the customer has a satisfactory payment history and is financially strong. The account receivable balance was $368,153.

          Receivables are accrued for unbilled revenue that has been earned by the performance and delivery of the shipment.
The related costs of the revenue are included in accrued expenses ($124,322).


6.        INVESTMENTS AND MARGIN ACCOUNTS:

          The parent Corporation maintains certain investment accounts in order to realize the optimum return on monies which are available for such short term purposes. Since certain investments include listed (as well as non-listed) securities, the Corporation also uses its margin rights in order to borrow against the related securities in order to avoid liquidating such securities which may not be beneficial to the Corporation.

7.        NOTES RECEIVABLE:

          Mid-Cal Express, Inc. had notes receivable consisting of the following:

          Note receivable, due in monthly installments of $2,200 including interest at 8 percent through November 1999, collateralized by transportation equipment. The details of such note receivable is as follows:

December 31, 1997 - total                               $  50,469
December 31, 1997 - current portion                       (13,980)
December 31, 1997 - net                                 $  36,489
December 31, 1996 - total                               $  60,000
December 31, 1996 - current portion                       (13,271)
December 31, 1996 - net                                 $  46,729


8.        FIXED ASSETS

             As of December 31, 1997, the estimated useful lives for the fixed asset categories as presented in Note 3, are as follows:

          Land                                                 N/A
          Buildings and Improvements                      31 years
          Revenue Equipment                           4 to 7 years
          Service Vehicles                                 5 years
          Furniture and Office equipment              3 to 5 years
          Communications Equipment                         5 years
          Shop Equipment                                   3 years

          The land, building and improvements are on an operating lease (see Note 11).

          All fixed assets, with the exception of $1,535 of office equipment and $213 of related depreciation owned by Mid-Cal
Express Logistics, Inc. at December 31, 1997, are owned by
Mid-Cal Express, Inc.


9.        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

          Accounts payable and accrued liabilities related to Mid-Cal Express, Inc. consisted of the following at December 31, 1997:

          Accounts payable                              $  410,623
          Accrued compensation-related
                            liabilities                    200,021
          Accrued purchased transportation                 278,416
          Other accrued expenses                           245,778
          Total                                         $1,134,838

          Accounts payable and accrued liabilities related to Mid-Cal Express Logistics, Inc. consisted of the following at December 31, 1997:

          Accounts payable                               $  18,884
          Accrued expenses                                 384,911
          Total                                          $ 403,795

          Accounts payable related to the Parent Corporation consisted of $4,801 of accounts payable at December 31, 1997:


10.       NOTES PAYABLE AND LONG-TERM DEBT:

          Mid-Cal Express, Inc. notes payable and long-term debt at December 31, 1997, consisted of the following:

Notes payable, payable in aggregate monthly installments of $1,645 including interest ranging from 9.7 percent to 10.6 percent, maturing at various dates through March 2000, collateralized by certain
computer equipment and software                                     $   39,532

Notes payable, payable in aggregate monthly installments of $68,559 including interest ranging from 8.5 percent to 10.99 percent, maturing at various dates through May 2001, collateralized by certain
tractor equipment                                                   $2,474,230

Notes payable, payable in aggregate monthly installments of $30,666 including interest ranging from 10.0 percent to 10.3 percent, maturing at various dates through May 2001, collateralized by certain
trailer equipment                                                    1,055,902

          Total                                                     $3,569,664
          Less current portion                                        (886,687)
          Net                                                       $2,682,977


Scheduled maturities of notes payable and long-term debt are as follows:

December 31, 1998                                       $  886,687
December 31, 1999                                          981,731
December 31, 2000                                        1,545,718
December 31, 2001                                          155,528
December 31, 2002                                                0
Total                                                   $3,569,664


11.       PROPERTY ON OPERATING LEASE:

          Mid-Cal Express, Inc. leases out a terminal facility located in Fontana, California under a noncancelable net operating lease which expires in June, 1999. The lease provides for monthly rentals of $9,600, and $62,400 was earned and collected during 1997.

          Minimum future rentals on noncancelable operating lease as of December 31, 1997, are as follows:

December 31, 1998                                       $  115,200
December 31, 1999                                           57,600
Total                                                   $  172,800


12.       INCOME TAXES:

          MID-CAL EXPRESS, INC.

          The provision for income taxes consists of the following components for 1997:

          Current taxes                                  $  3,300
          Deferred taxes                                   44,750
          Tax benefit of net operating
                            loss carryforward            (444,900)
          Net                                           $(396,850)

          The components of the deferred tax assets as of December 31, 1997, are as follows:

          CURRENT DEFERRED TAX ASSETS

          Vacation accrual reserve                       $  12,600
          Bad debt service                                   8,050
          Total                                          $  20,650

          LONG-TERM DEFERRED TAX ASSETS

          Depreciation                                   $(65,400)
          Net operating loss carryforward                 444,900
             Total                                       $379,500


Management believes the deferred tax assets will be recoverable from future taxable income, as a result, a valuation allowance is not required.

As of December 31, 1997, there existed net operating losses to be carried forward for federal income tax purposes of $1,271,162 which expire in the year 2012.

          MID-CAL EXPRESS LOGISTICS, INC.

          The provision for income taxes consists of the following components for 1997:

          Current taxes                                 $     800
          Tax benefit of net operating
            loss carryforward                                (790)
          Net                                           $      10


          MID-CAL EXPRESS LOGISTICS, INC. (CONTINUED)

The component of the current deferred tax assets as of December 31, 1997, is a net operating loss carryforward benefit in the amount of $790. As of December 31, 1997, there existed net operating losses to be carried forward for federal income tax purposes of $5,200 which expire in the year 2012.


13.       RELATED PARTY TRANSACTIONS:

          Mid-Cal Express, Inc. has a credit facility with the majority stockholder. The credit facility is due on demand and pays interest at 10 percent, payable monthly. The balance of the credit facility was $831,000 as of December 31, 1997. During 1997, Mid-Cal Express, Inc. paid $66,456 in interest payments to the majority stockholder, and had accrued interest in the amount of $4,440 as of December 31, 1997.

          Related party transactions also occurred between Mid-Cal Express, Inc. and Mid-Cal Express Logistics, Inc. Mid-Cal
Express, Inc. has advanced money to Mid-Cal Express Logistics,
Inc., on an as needed and non-interest bearing basis. The amount of the loan receivable from Mid-Cal Express Logistics, Inc. is $160,117 as of December 31, 1997. Mid-Cal Express,
Inc. also had sales of $408,441 with Mid-Cal Express Logistics, Inc. during 1997, and as of December 31, 1997, had accounts receivable of $177,071. Additionally, shared expenses such as for wages and related general and administrative expenses in the amount of $97,563 were charged to Mid-Cal Express
Logistics, Inc. by Mid-Cal Express, Inc.  Mid-Cal Express
Logistics, Inc. also had $15,390 of accounts payable due to Mid-Cal Express, Inc. at December 31, 1997.

          All related party transactions have been eliminated during the consolidation process with the Parent Corporation.

14.       EMPLOYEE DEFINED CONTRIBUTION PLAN

          Effective February 1, 1997, Mid-Cal Express, Inc. adopted a Deferred Compensation Simple IRA Plan (the "Plan") covering all full-time employees. To be eligible to participate in the Plan, employees must be expected to earn at least $5,000 annually. Employees involved in the Plan may contribute up to $6,000 of their compensation, on a pre-tax basis, subject to statutory and Internal Revenue Service guidelines. Contributions to the Plan are invested at the direction of the participant. Mid-Cal Express, Inc. made matching contributions of $11,163 to the Plan during the year ended December 31, 1997.

15.       MAJOR CUSTOMERS

          Mid-Cal Express, Inc. has approximately 200 customers and the five largest customers, all unaffiliated, comprised total transportation revenue of $9,424,864, or approximately
62 percent of their total transportation revenue.

16.       COMMITMENTS AND CONTINGENCIES

          MID-CAL EXPRESS, INC.

          LEASES

          Mid-Cal Express, Inc. has operating lease commitments for revenue equipment and office and terminal property, which expire over the next five years. The following is a schedule of future minimum lease payments for operating leases (with initial or remaining terms in excess of one year) as of December 31, 1997:

December 31, 1998                                       $1,146,671
December 31, 1999                                        1,146,659
December 31, 2000                                          997,830
December 31, 2001                                          461,962
December 31, 2002                                           97,632
Total                                                   $3,850,754

          Rental expense for all operating leases of the transportation segment consisted of the following as of December 31, 1997:

Revenue equipment rentals                               $  912,295
Terminal, warehouse, and office rentals                    124,792
Other equipment rentals                                     10,258
Total                                                   $1,047,345

          Mid-Cal Express, Inc. is obligated under its liability and property damage insurance policies for losses up to the specific policy deductibles as a result of accidents and claims incurred. Accrued loss reserves of $72,520 as of December 31, 1997 were recorded to cover these potential claims.

          MID-CAL EXPRESS LOGISTICS, INC.

          Mid-Cal Express Logistics, Inc. has an operating lease commitment for office property, which expires in July, 1998.


          PARENT CORPORATION

          The Parent Corporation (Prime Companies, Inc.) maintains its offices at 155 Montgomery Street, Suite 406, San
Francisco, California, 94104. The Parent Corporation leases
680 square feet under a one year lease expiring in November, 1998.


17.          OTHER EVENTS:

          On December 31, 1997, the President of Mid-Cal Express, Inc. resigned to pursue other interests, and was replaced by the Vice-President of Operations. The former president has been retained until March 31, 1998 as a consultant to Mid-Cal Express, Inc.


18. Quarterly Results of Operations (Unaudited)

                            Fiscal 1997
                        March 31      June 30    September 30    December 31

Operating revenue      $3,399,000   $4,321,000    $4,066,000     $4,172,000
Operating expenses
 and costs              3,521,000    4,237,000     4,375,000      4,703,000
Operating income         <122,000>      84,000       309,000       <531,000>
Other income, net          14,000       17,000        39,000         84,000

Interest expense           88,000       97,000       103,000         75,000
Income (loss) before
  income taxes           <196,000>       4,000      <373,000>      <522,000>
Income taxes (benefit)    <70,000>       1,000      <134,000>      <189,000>
Net income              $<126,000>      $3,000     $<239,000>    $ <333,000>

Net income per share      $<0.06>        $0.00         $0.10          $0.13

Average shares and
  share equivalents
   outstanding          1,986,128    1,986,128      2,486,128     2,486,128

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                           PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Certain information about directors and executive officers of the Company is set forth below:

OFFICERS AND DIRECTORS

The following table sets forth the names, ages and positions with the Company as of the date of this Prospectus of all of the officers and directors (the "Named Executive Officers") of the Company. Also set forth below is information as to the principal occupation and background for each person in the table.

 a) Directors and Executive Officers of the Company

Name                    Age         Director Since         Position

Irving Pfeffer          73            1970 (1)             Chairman, CEO

David Lefkowitz CPA     48            1996                 President, COO

Marshall Raines         71            1998                 Director

Alon Adani              31            1998                 Director

Nicole Mason, JD        26                                 Corporate
                                                             Secretary

Emilio Guglielmelli     42            1996                 President, Mid-Cal
                                                             Express and
                                                             Mid-Cal Express
                                                             Logistics/
                                                             COO Express

(1) As director of Prime Management, Inc. since its inception.

b)    Key Personnel

David Gosling            48           1997                  VP Finance, Mid-Cal
                                                             Express and Mid-
                                                             Cal Express
                                                             Logistics


The following is a summary of background information about the officers and directors:

IRVING PFEFFER has practiced law at Pfeffer & Williams P.C. (formerly Law Offices of Irving Pfeffer) since 1975. He specializes primarily in business litigation and general corporate law and has assisted a number of "start-up" companies with securities and other business related legal matters. In the course of his corporate legal work, Mr. Pfeffer has assisted companies to raise venture capital and develop their business plans. Mr. Pfeffer has written and published extensively on the topics of capital markets, business financing and insurance. He is also a Chartered Life and Property and Casualty Underwriter. Mr. Pfeffer holds a BA degree in Economics and Political Science from McGill University, Canada (1949); a Ph.D. In Economics from the Wharton School of Business, University of Pennsylvania (1954) and a law degree from LaSalle Extension University (1974).

Contact at: 155 Montgomery Street, Suite 406, San Francisco, CA 94104 (415) 398-4242

DAVID LEFKOWITZ is President and COO of Prime Companies. Mr. Lefkowitz has been COO and President since January 1998. Between 1988 and December 1996, Mr. Lefkowitz operated and worked for Lefkowitz & Company, A Certified Public Accounting Firm. There, he specialized in management consulting of growing companies, preparing them for eventual sale and/or mergers and acquisitions. Mr. Lefkowitz has been a CPA since 1977 and sold his accounting practice in December 1996 in order to consult full-time. Mr. Lefkowitz earned his BS in Business and Accounting from University of Central Florida, Orlando, Florida in 1974.

Contact at: 155 Montgomery Street, Suite 406 San Francisco, CA 94104 (415) 398-4242

MARSHALL L. RAINES: has been a Director of the Company since January 1998.
Mr. Raines is a Professor of Advertising, teaching a number of different courses, at San Jose State University, since 1980. There he also coordinates the advertising degree program, which is the largest such accredited program in northern California. Mr. Raines has more than 22 years experience as a senior marketing/advertising executive with major US corporations. He is on the Marketing Advisory Board for the United States Postal Service. He earned his BS in Marketing from New York University in 1949 and his MBA from the same university in 1953.

Contact at: 155 Montgomery Street, Suite 406 San Francisco, CA 94104 (415) 398-4242

ALON ADANI has been a Director of the Company since January 1998. Mr. Adani is an investment strategist and financial analyst for Ourinvest International Corp. in Miami, Florida, since 1996. During 1994 and 1995, Mr Adani was involved in the investment banking activities of Firma Praktika in Moscow, Russia, where he handled transportation matters and contracts. Between 1992 and 1993, Mr. Adani was an exporter/importer for Sanscow Corporation in San Francisco, California. Mr. Adani earned his B.S. in Finance and his M.B.A. at the University of Miami.

Contact at: 155 Montgomery Street, Suite 406 San Francisco, CA 94104 (415) 398-4242

EMILIO GUGLIELMELLI has been President of Mid-Cal Express Logistics since its inception in June of 1997 and became President of Mid-Cal Express in January 1998. Prior to the formation of Mid-Cal Express Logistics, Mr. Guglielmelli was the Director of Marketing and Operations between September 1996 and June 1997. While serving in that capacity, Mr. Guglielmelli created strong relationships with customers and developed a network of contacts throughout the trucking industry, which provided the foundation for Mid-Cal Express Logistics. Mr. Guglielmelli has worked in the trucking transportation industry for 16 years and is knowledgeable in all aspects of the business. Between 1992 and September 1996, he worked for D.E.F. Express in the Marketing and Operations department, gaining a reputation for increasing sales of trucking services.

Contact at: 21496 Main Street, Grand Terrace CA 92313 (909) 779-1800

NICOLE MASON is licensed to practice law in California and has practiced as a corporate/securities associate at Pfeffer & Williams P.C. in San Francisco, since July 1997. Ms. Mason has been corporate secretary of Prime Companies since January 1998. Prior to joining Pfeffer & Williams, she worked as a litigation associate at McMahon Law Offices in San Jose, from February to June 1997. From September 1996 !January 1997, Ms. Mason provided litigation support services to a large full service law firm in San Francisco and the U.S. government, with respect to class action litigation matters. While attending law school, Ms. Mason worked at Kelso & Associates (May-December,
1994) and Auler Law Offices (January 1995-June 1996) in Champaign, Illinois. She has also worked for the New York Supreme Court as a judicial clerk (May-June 1995) and at Lincoln Financial Services in Tacoma, Washington (July-August 1995) as a securities/investment advisor compliance consultant. Ms. Mason attended the State University of New York at Albany and graduated with BA's in Political Science and Psychology in 1993. She earned her law degree at the University of Illinois (Champaign-Urbana) in 1996.

Contact at: 155 Montgomery Street, Suite 401 San Francisco, CA 94104 (415) 296-7272


KEY EMPLOYEES

DAVID GOSLING is currently Vice-President of Finance of Mid-Cal Express and Mid-Cal Express Logistics. He has been the Controller of Logistics since its inception in June 1997 and was previously the full time Controller of Mid-Cal Express (and formerly Country Wide Truck Service, Inc.) since February 1993, with a promotion to Deputy CFO of parent Country Wide Transport Services in September 1995 and another promotion to VP of Finance for Mid-Cal Express in August 1997. He is a California CPA since November 1991 and earned his BS degree in Accounting from California State University Long Beach in 1984.

Contact at: 21496 Main Street, Grand Terrace CA 92313 (909) 779-1800

The Company's directors will be reimbursed for any out-of-pocket expenses incurred by them for attendance at meetings of the Board of Directors or committees thereof. The Board of Directors also intends to compensate non-employee directors $500 for each meeting of the Board attended by such director.

COMPENSATION

The Company has employment agreements with its CEO and President/COO, as of January 1, 1998. No other employees or key personnel are subject to employment agreements. Under the employment agreements, both the President/COO and CEO agreed to provide services for three years at $10,000 a month plus 500,000 options each.

STOCK OPTION PLAN

      The following table sets forth information concerning each grant of stock options to each of the Named Executive Officers during the year ended December 31, 1997.

                       Individual Grants

Name/Position         Number of             Exercise         Expiration
                      Securities            Price (1)        Date
                      Underlying Options/
                      Options/SAR's
                      SARs granted      Granted during 1997

Chairman/CEO               50,000              $3.00            12/31/2000
Chairman/CEO              500,000              $3.00            12/31/2000
President, Express        100,000              $3.00            12/31/2000
President, Express         50,000              $6.00            12/31/2000
Controller, Express/
   Logistics                5,000              $6.00            12/31/2000
President/COO              25,000              $3.00            12/31/2000
President/COO             500,000              $3.00            12/31/2000
President, Logistics/
   COO, Express           100,000              $3.00            12/31/2000
President, Logistics/
   COO, Express            50,000              $6.00            12/31/2000
Corporate Secretary         5,000              $3.00            12/31/2000

(1) Options were granted at prices determined by the Board.


ITEM 10.  EXECUTIVE COMPENSATION

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Monday, March 23, 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Monday, March 23, 1998.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Monday, March 23, 1998.


                            PART IV

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K AND SUPPLEMENTAL
INFORMATION

(a)   INDEX TO EXHIBITS

4.1     1998 Proxy
4.2     Summary of 401(K) plan
4.3     Sample Stock certificate
10      Employment Agreements
27      Financial Data Schedule

In accordance with the Commission Rules, the following is a list of all Compensatory Plans or Arrangements of the Company:

                    Prime Companies 401(k)
                    Prime Companies, Inc. Incentive Stock Option Plan

(b) No reports on Form 8-K were filed during the last quarter of the year covered by this report.


FORWARD-LOOKING STATEMENTS

Certain statements made herein or elsewhere by, or on behalf of, the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions about future events and are therefore inherently uncertain.

The Company cautions readers that the following important factors, among others, could affect the Company's consolidated results:

(1) Whether acquired businesses perform at pro forma levels used by management in the valuation process and whether, and the rate at which, management is able to increase the profitability of acquired businesses.

(2) The ability of the Company to manage its growth in terms of implementing internal controls and information gathering systems, and retaining or attracting key personnel, among other things.

(3) The amount and rate of growth in the Company's corporate general and administrative expenses.

(4) Changes in interest rates, which can increase or decrease the amount the Company pays on borrowings.

(5)  Changes in government regulation, including tax rates and structures.

(6) Changes in accounting policies and practices adopted voluntarily or required to be adopted by generally accepted accounting principles.

The Company cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by, or on behalf of, the Company.


SHAREHOLDER INFORMATION

Form 10-KSB Availability. A copy of the 1997 Form 10-KSB filed with the Securities and Exchange Commission will be forwarded, upon request, to any shareholder. Requests should be directed to:

David Lefkowitz, President
Prime Companies, Inc.
155 Montgomery Street, Suite 406
San Francisco CA 94104-4109

Transfer Agent and Registrar

Continental Stock Transfer
  and Trust Company
2 Broadway, 19th Floor
New York, New York 10004

Independent Auditors

Gilbert & Company

Communications Directory

Corporate Offices: Prime Companies, Inc.

Mailing Address: 155 Montgomery Street, Suite 406, San Francisco CA 94104-4109
Telephone: (415) 398-4242


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 23rd day of March, 1998.

                                   Prime Companies, Inc.
                                   By:  /s/  Irving Pfeffer
                                        Irving Pfeffer
                                        Chairman, Chief Executive Officer
                                        (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ David L. Lefkowitz                   By:  /s/ Nicole B. Mason
     David L. Lefkowitz                            Nicole B. Mason, Secretary
     Director, President/COO and Chief
     Financial Officer


By:  /s/Emelio Guglielmelli                   By:  /s/ Marshall L. Raines
     Emelio Guglielmelli                           Marshall L. Raines
     Director                                      Director

By:  /s/ Alon Adani
     Alon Adani
     Director