Form 10KSB/A
period 1997-12-31
PRIME COMPANIES INC
filed 1998-05-13
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB/A

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

       Common Stock - 3,843,123

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                            PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS


The Company has reserved the trading symbol PRMC for such time as its shares become traded publicly. As of December 31, 1997, there was no public market for the Company's shares.

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

          As discussed in Note 18 to the financial statements, an error resulting in an understatement of previsouly reported assets and related stockholders' equity as of December 31, 1997, was discovered by management of the Company during the current year. Accordingly an adjustment has been made to fixed assets and stockholders' equity.

                                         Gilbert & Company

May 7, 1998

                                   PRIME COMPANIES, INC.
                             Consolidted Financial Statements

                                CONSOLIDATED BALANCE SHEETS
                             As of December 31, 1997 and 1996

                                          Assets

                                                    December 31,
                                                    1997             1996

CURRENT ASSETS
  Cash (Note 3)                                     $  200,570    $  264,274

Accounts receivable, net of allowance for
     doubtful accounts of $23,000 in 1997
     and $-0- in 1996 (Note 5)                       1,277,222             0
  Accrued receivables (Note 5)                         124,322             0
  Other receivables                                     97,310             0
  Fuel tax receivable (Note 3)                          16,451             0
  Investment accounts (Note 6)                         436,510     1,017,115
  Inventories (Note 3)                                  19,238             0
  Driver advances (Note 3)                              78,290             0
  Notes receivable, current portion                    387,232        13,271
  Deferred income taxes (Note 12)                       21,440             0
  Prepaid expenses                                     601,298             0
                                                    __________     _________
    Total Current Assets                             3,259,883     1,294,660

FIXED ASSETS (Notes 3 and 8)
  Land                                                 600,000             0
  Fixed assets                                       4,876,544             0
  Improvements                                         463,074             0
  Accumulated depreciation
          and amortization                            -659,448             0
    Net Fixed Assets                                 5,280,170             0

OTHER ASSETS
  Investments, unlisted securities (Note 6)            101,394             0
  Deferred income taxes (Note 12)                      379,500             0
  Deposits                                             244,935             0
  Note receivable, less current
         portion (Note 7)                               36,489        46,729
  Asset held for resale                                 23,000             0
    Total Other Assets                                 785,318        46,729

TOTAL ASSETS                                        $9,325,371    $1,341,389



   The accompanying notes are an integral part of these financial statements.

                                   PRIME COMPANIES, INC.
                             Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             As of December 31, 1997 and 1996

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                               December 31,
CURRENT LIABILITIES                            1997               1996

  Accounts payable (Note 9)                    $ 418,918           $  0
  Accrued liabilities (Note 9)                 1,109,126              0
  Accrued loss reserve (Note 16)                  72,520              0
  Current portion of long-term debt              726,570              0
  Margin account payable (Note 6)                308,103        247,294
  Deferred expense credit                         37,500              0
  Loan payable                                   150,000              0
  Income and franchise
          taxes payable (Note 12)                  4,100              0
    Total Current Liabilities                  2,826,837        247,294

LONG-TERM LIABILITIES
  Long-term debt, less current
          portion (Note 10)                    2,682,977              0
  Deferred income                                605,370         19,429
  Security deposit                                 9,600              0
     Total Long-Term Liabilities               3,297,947         19,429

 Total Liabilities                            6,124,7842         66,723

Commitments and Contingencies
          (Note 16)                                   --             --

STOCKHOLDERS' EQUITY (Notes 2 and 4)
  Common stock, shares authorized 50,000,000,
   par value $.0001, 3,013,123 and
   1,255,123 were issued and outstanding
   at par, respectively                              359             126
  Additional paid-in capital                   4,289,751       1,254,998
  Retained earnings                           -1,089,523        -180,458
 Total Stockholders' Equity                    3,200,587       1,074,666

TOTAL LIABILITIES &
          STOCKHOLDERS' EQUITY                $9,325,371      $1,341,389

  The accompanying notes are an integral part of these financial statements.

                                PRIME COMPANIES, INC.
                         Consolidated Financial Statements

                           CONSOLIDATED STATEMENT OF CHANGES IN
                                    STOCKHOLDERS'EQUITY
                      For the Years Ended December 31, 1997 and 1996

                                                                   Total
                    Common Stock          Additional               Stockholders'
                    Shares       Par      Paid-In      Retained    Equity
                                 Value    Capital      Earnings    (deficit)

Balance at
January 1, 1996       986,123     $99     $986,025     $(206,175)   $  779,449

Sale of
Common Shares         269,000      27      268,973            --       269,000

Net Income--
December 31, 1996       --        --            --        25,717        25,717

Balance at
December 31, 1996   1,255,123    $126    $1,254,998   $ (180,458)   $1,074,666

Sale of
Common Shares       2,338,000     233     2,941,778           --     2,942,011

Preferred Stock
Dividends                  --      --            --      (93,000)      (93,000)

Acquisition of Mid-Cal
Express, Inc.              --      --         93,000          --        93,000

Shares Issued in
Merger
Transaction           250,000      --            (25)         --           (25)

Net Loss--December
31, 1997                   --      --             --     (695,064)    (695,064)

Balance at
December 31, 1997    3,843,123   $359     $4,289,751   $(1,089,523) $3,200,587


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

                                   PRIME COMPANIES, INC.
                             Consolidated Financial Statements

                     CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
                      For the Years Ended December 31, 1997, and 1996

EARNINGS PER SHARE:

INCOME (LOSS) PER COMMON SHARE                         $  (0.25)     $  0.03

INCOME (LOSS) PER COMMON SHARE --
          FULLY DILUTED                                $  (0.25)     $  0.03

WEIGHTED AVERAGE NUMBER OF SHARES:

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                   2,784,783    785,484

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING - FULLY DILUTED                   2,792,561    785,484



  The accompanying notes are an integral part of these financial statements.

                                   PRIME COMPANIES, INC.
                             Consolidated Financial Statements

                           CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the Years Ended December 31, 1997, and 1996


                                                   December 31,
                                                   1997             1996
CASH FLOW FROM
OPERATING ACTIVITIES:
Reconciliation of net income (loss) to net
 cash (used) by operating activities:
 Net Income (Loss)                                 $(695,064)     $  25,717
Adjustments to reconcile net income
 (loss) to net cash (used) by
 operating activities:
   Depreciation and amortization                     659,448              0
   Provision for bad debts                            23,000              0
   Net current and deferred tax benefit             (391,610)             0

(Increase) decrease in:
 Accounts, notes, fuel tax and
 other receivables                                 (1,799,409)     (149,171)
 Inventories                                          (19,238)            0
 Investments                                          479,2111       32,785
 Prepaids, driver advances and deposits               (924,523)           0
 Asset held for resale                                 (23,000)           0
Increase (decrease) in:
 Accounts payable and accrued liabilities            1,528,044            0
 Accrued loss reserve                                   75,520            0
 Deferred income                                       585,941     (174,669)
 Deferred expense credit                                37,500            0
 Income and franchise tax payable                        4,100            0
   Net cash (used) by operating activities            (463,080)    (165,338)

CASH FLOW FROM
INVESTMENT ACTIVITIES:
 Additions to property, equipment and improvements  (1,497,580)           0
 Collections on notes receivable                        21,083            0
    Net cash provided (used) by investment
          activities                                 (1,476,497)          0

CASH FLOW FROM
FINANCING ACTIVITIES:
 Net proceeds from current and long term debt          174,771            0
 Margin account payable                                 60,809      153,542
 Proceeds from the sale of stock                     2,338,000      269,000
 Principal payments on long-term debt                 (707,307)           0
 Long term deposit                                       9,600            0
   Net cash provided by financing activities         1,875,873      422,542

INCREASE (DECREASE) IN CASH                            (63,704)     257,204
CASH AT BEGINNING OF YEAR                              264,274        7,070
CASH AT END OF YEAR                                   $200,570     $264,274

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

          The Corporation has authorized 50,000,000 shares of common stock with a $.0001 par value. At December 31, 1997, 3,843,123 shares of such common stock were issued and outstanding.

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

             NET INCOME (LOSS) PER COMMON SHARE

          The net income (loss) per common share is computed using a weighted average number of shares outstanding during the period as follows:

                  Period                        Average No.
                  Ending                        of Shares

                  12/96                           785,484
                  12/97                         2,784,738

          The above weighted average shares are based upon the cumulative common stock outstanding.

          The dilutive net income (loss) per common share is computed using a weighted average number of shares outstanding during the period as follows:

                   Period                       Average No.
                   Ending                       of Shares

                   12/96                          785,484
                   12/97                        2,792,561

          The above weighted average shares are based upon the cumulative common stock outstanding and incorporating the above noted 2,855,208 options issued and outstanding as of December 31, 1997, assuming that all such options were exercised.


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

Details of fixed assets are as follows (see Note 8 for depreciation periods):

Land                                                    $  600,000

Buildings and Improvements                                 612,161
Accumulated Depreciation                                     3,315
Net Buildings and Improvements                             608,846

Revenue Equipment                                        4,469,219
Accumulated Depreciation                                   615,898
Net Revenue Equipment                                    3,853,321

Service Vehicles                                            14,000
Accumulated Depreciation                                     2,800
Net Service Vehicles                                        11,200

Furniture and Office Equipment                             100,055
Accumulated Depreciation                                    16,797
Net Furniture and Office Equipment                          83,258

Communications Equipment                                   132,229
Accumulated Depreciation                                    17,151
Net Communication Equipment                                115,078

Shop Equipment                                              11,954
Accumulated Depreciation                                     3,487
Net Shop Equipment                                           8,467

Total Fixed Assets                                      $5,939,618
Total Accumulated Depreciation                          $  659,448
Net Fixed Assets                                        $5,280,170


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

          Prior to the merger, CTC had 5,000,000 shares of common stock outstanding held by Pierce Mill Associates, Inc.
Pursuant to the Agreement, CTC redeemed and retired 4,750,000 shares of the outstanding shares of common stock and issued 3,593,123 new shares of its common stock, subject to adjustments for fractional and dissenting shares, to the holders of all the outstanding common stock of PMI on a pro rata basis resulting in a total of 3,843,123 shares outstanding of CTC's common stock.

          As a result of the stock exchange, the former shareholders of PMI hold 93.5 percent of the outstanding shares of common stock of CTC. The sole source of consideration used by the shareholders of PMI to acquire their respective interest in CTC was the exchange of 100 percent of the outstanding common stock of PMI.

          The outstanding warrants of PMI and other outstanding rights to purchase shares of common stock of PMI are adjusted according to the terms contained in such warrants or other rights for conversion to warrants or rights to purchase
2,855,208 shares of common stock of CTC.

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

18.       CORRECTION OF AN ERROR:

          In April of 1998, management determined that investors directly financed fixed assets and contributed real estate to the Company outside of the Parent Company's books. This adjustment required an increase to the amount allocated to land (basis) of $400,000, an increase to the amount allocated to improvements (basis) of $430,000, and an increase in stockholders' equity of $830,000.



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


                            PART IV

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K AND SUPPLEMENTAL
INFORMATION

(a)   INDEX TO EXHIBITS

4.1*     1998 Proxy
4.2*     Summary of 401(K) plan
4.3*     Sample Stock certificate
10 *     Employment Agreements
27       Financial Data Schedule


*  Previously filed

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


SHAREHOLDER INFORMATION

Form 10-KSB/A Availability. A copy of the 1997 Form 10-KSB/A filed with the Securities and Exchange Commission will be forwarded, upon request, to any shareholder. Requests should be directed to:

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

Gilbert & Company

Communications Directory

Corporate Offices: Prime Companies, Inc.

Mailing Address: 155 Montgomery Street, Suite 406, San Francisco CA 94104-4109
Telephone: (415) 398-4242


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 10th day of May, 1998.

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