Form 10QSB
period 1998-03-31
PRIME COMPANIES INC
filed 1998-05-14
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D.C.  20549



                                          FORM 10-Q

                          Quarter Report Under Section 13 or 15(d)
                           of the Securities Exchange Act of 1934



For Quarter Ended March 31, 1998            Commission File Number 0-22919

                                    PRIME COMPANIES, INC.
                     (Exact name of registrant as specified in charter)

                           Delaware                     52-2031531
                (State or other jurisdiction of incorporation(I.R.S. Employer or organization)Identification No.)

         155 Montgomery Street, Suite 406, San Francisco, California  94104
                     (Address of principal executive offices)(Zip Code)

                                       (415) 398-4242
                    (Registrant's telephone number, including area code)


                   (Former name, former address and former fiscal year, if
                               changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requires for the past 90 days.  Yes   X     No ___

The number of shares of common stock outstanding as of April
30, 1998 was 3,843,123

                         PRIME COMPANIES, INC.
                and Consolidated Subsidiary Companies


INDEX




Part I - Financial Information                                     Page

Item 1.            Financial Statements:

Condensed Consolidated Balance Sheets--March 31, 1998
                    and December 31, 1997                             3

Condensed Consolidated Statements of Operations--Three
                    Months Ended March 31, 1998 and 1997              5

Condensed Consolidated Statements of Cash Flows--Three
                     Months Ended March 31, 1998 and 1997             7

Notes to Condensed Consolidated Financial Statements                  9


ITEM 2.  Management's Discussion and Analysis of Financial
          Condition Results of Operations                            11

Part II - Other Information

Item 1.            Legal Information                                 13

Item 5.            Other Information                                 13

Item 14.           Exhibits and Reports on Form 8-K                  13

Signatures                                                           14

                           PRIME COMPANIES, INC.
                   and Consolidated Subsidiary Companies


                     Condensed Consolidated Balance Sheets
                              (In Thousands)



                                                   March 31,      December 31,
                                                   1998           1997*
                                                  (Unaudited)

                        ASSETS

Current assets:
           Cash                                         157            201
           Accounts receivable, net                   1,426          1,402
           Accounts receivable - miscellaneous           52            114
           Investment accounts                            2            436
           Driver advances                              107             78
           Notes receivable - current portion            23            388
           Deferred income taxes                         21             21
           Inventories                                   12             19
           Prepaid expenses                             366            601
                   Total current assets               2,166          3,260

Property and equipment, net                           4,812          5,280

Other assets:
           Investments, unlisted securities             390            101
           Deferred income taxes                        380            380
           Deposits                                     257            245
           Note receivable, less current portion        237             36
           Asset held for resale                         --             23


           Total assets                              $8,242         $9,325



*  Condensed from audited financial statements.

                                    PRIME COMPANIES, INC.
                            and Consolidated Subsidiary Companies


                            Condensed Consolidated Balance Sheets

                                       (In Thousands)



                                                     March 31,    December 31,
                                                     1998          1997*
                                                    (Unaudited)

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
           Notes payable and current
             portion of long-term debt                  $1,331         727
           Deferred expense credit                          28          38
           Loan payable                                     91         150
           Margin account payable                           --         308
           Accounts payable and accrued liabilities      1,410       1,604
           Security Deposit                                 10          10
                       Total current liabilities         2,870       2,837

Long-term liabilities:
           Long-term debt, less current portion          2,708       2,683
           Deferred income                                  --         605
                       Total long-term liabilities       2,708       3,288

Stockholders' equity:
           Common stock, shares authorized
           50,000,000, par value$.0001,
           3,843,123 shares were issued and
           outstanding at March 31,1998 and
           December 31, 1997, respectively                     1           1
           Additional paid-in capital                      3,812       4,289
           Retained deficit                               (1,149)     (1,090)
                        Total stockholders' equity         2,664       3,200

                        Total liabilities and
                        stockholders' equity              $8,242      $9,325


*  Condensed from audited financial statements.

                                    PRIME COMPANIES, INC.
                            and Consolidated Subsidiary Companies


                       Condensed Consolidated Statements of Operations
                                         (Unaudited)

                            (In Thousands, except Per Share Data)




                                                         Three Months Ended
                                                               March 31,
                                                             1998       1997

Transportation revenue                                     $4,137    $ 3,406

Operating costs and expenses:
           Purchased transportation                         1,597      1,399
           Salaries and related expenses                    1,380        890
           General supplies and expenses                      407        257
           Operating expenses                                 883        652
           Revenue equipment rentals                          264        212
           Depreciation and amortization                      202        117
                 Total operating costs and expenses         4,733      3,527

Operating income (loss)                                      (596)      (121)

Other income (expense):
           Interest expense                                  (130)       (70)
           Interest income                                      6          5
           Rental income                                       29         --
           Investment income                                  630         --
           Other income                                         6         18
           Gain (loss) on disposition of assets                (2)        --

Net (loss) from operations before provision for
           income taxes                                       (57)      (168)

Provision for income tax                                        2          2

Net (loss)                                                   $(59)     $(170)

                                 PRIME COMPANIES, INC.
                          and Consolidated Subsidiary Companies


                      Condensed Consolidated Statements of Operations
                                     (Unaudited)

                         (In Thousands, except Per Share Data)


                                                       Three Months Ended
                                                             March 31,
                                                          1998         1997

Earnings (loss) per share:
           Primary                                    $  (.02)    $   (0.10)
           Fully diluted                              $  (.01)    $   (0.10)

Weighted average number of shares:
           Primary                                   3,843,124    1,749,143
           Fully diluted                             6,698,332    1,749,143

                                    PRIME COMPANIES, INC.
                            and Consolidated Subsidiary Companies


                       Condensed Consolidated Statements of Cash Flows
                                         (Unaudited)

                                       (In Thousands)


                                                           Three Months Ended
                                                                 March 31,
                                                              1998     1997

Cash flows from operating activities:
     Net (loss) from operations                               $(59)    $(170)
      Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation and amortization                        202      117
           (Gain) loss on disposition of assets                   2       --

      Provision for uncollectible accounts receivable             7        4
      (Increase) decrease in
           Accounts receivable                                  (28)   (1,608)
           Accounts receivable - miscellaneous                   62       (29)
           Driver advance                                       (29)     (151)
           Inventories                                            7       (23)
           Investments                                          145       561
           Prepaid expenses                                     235      (284)
           Deposits                                             (12)     (127)
           Asset held for resale                                 23       --
        Increase (decrease) in:
           Accounts payable and accrued liabilities            (194)      831
           Deferred income                                     (605)      --
           Deferred expense credit                              (10)      --
                   Net cash (used in) operating activities     (254)     (879)

Cash flows from investing activities:
       Additions to property and equipment                      (24)     (167)
       Collections on notes receivable                          421         6
             Net cash provided by investing activities          397      (161)

                                    PRIME COMPANIES, INC.
                            and Consolidated Subsidiary Companies


                       Condensed Consolidated Statements of Cash Flows
                                         (Unaudited)

                                       (In Thousands)


                                                        Three Months Ended
                                                            March 31,
                                                        1998          1997

Cash flows from financing activities:
           Proceeds from short-term debt                 $ 400           --
           Principal payments on long term debt           (220)        $(118)
           Principal payments loan payable                 (59)          --
           Margin account payable                         (308)         (129)
           Proceeds from sale of stock--                    --         1,564
               Net cash (used by) financing activities    (187)        1,317

Increase (decrease) in cash                                (44)          277
Cash, beginning of period                                  201           264
Cash, end of period                                       $157          $541

Supplemental disclosure of cash flow information:

           Cash paid for:
               Interest                                  $128            $82

               Income Taxes                                $6            $--

Noncash investing and financing transactions:
           Purchase of property and equipment with debt   $27          $3,022

           Purchase of note receivable with debt          $--            $181

           Increase in deferred income                    $--            $535

           Decrease of property and equipment with
            reduction in additional paid-in capital       $308           $--

           Decrease of property and equipment with reduction
             In additional paid-in capital               $308            $--

           Increase in note receivable in
              exchange for debt                         $ 257             $--

                        PRIME COMPANIES, INC.
                 and Consolidated Subsidiary Companies

              Notes to Condensed Consolidated Financial Statements
                             (Unaudited)



1.         Summary of Significant Accounting Policies

           The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in the Company's Annual Report to Stockholders for the year ended December 31, 1997.

2.         Statement of Information Furnished

           The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three months ended March 31, 1997 and 1998 and the cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1997 Annual Report.

           Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

3.         Property and Equipment

           Property and equipment consisted of the following (000
omitted):
                                    March 31,     December 31,   Estimated
                                        1998             1997    Useful Lives

  Land                                 $ 600             $600
  Buildings and improvements             270              579     31 years
  Communications equipment               140              132      5 years
  Revenue equipment                    4,502            4,469     4 to 7 years
  Service cars                            14               14      5 years
  Furniture and office equipment         110              100     3 to 5 years
  Leasehold improvements                  34               33     life of lease
  Machinery and equipment                 12               12     3 years
                                       5,682            5,939
  Less accumulated depreciation
             and amortization           (870)            (659)
                                      $4,812           $5,280

4.         Accounts Payable and Accrued Liabilities

  Accounts payable and accrued liabilities consisted of the following (000 omitted):

                                        March 31,      December 31,
                                            1998              1997

  Accounts payable                          $578               430
  Accrued compensation and related           300               200
  Accrued purchased transportation           396               663
  Other accrued expenses                     136               311
                                     $     1,410           $ 1,604

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net loss for the quarter ended March 31, 1998 amounted to $59,000 compared to $170,000 for the prior year period. The decreased loss was primarily attributable to an increase in non-operating investment income during the current quarter. Net operating loss was $596,000 for the three months ended March 31, 1998 as compared to a net operating loss of $121,000 for the comparable prior year period. The increased loss of $475,000 is primarily attributable to higher operating costs during the first quarter of 1998 as compared to the first quarter of 1997.

First quarter operating revenue increased 21.5% or $731,000 to $4,137,000 from $3,406,000 for the first quarter of 1997. The sales increase reflects an increase in the Company's tractor fleet from 93 units at March 31, 1997 to 110 units at March 31, 1998, producing an increase in loaded miles from 3,170,000 to 3,452,000 for the period. The increase in the number of units reflects the Company's efforts to expand operations by continually increasing the size of the fleet. Operating revenue for the Company's Mid-Cal Express Logistics, Inc. subsidiary was $384,000 for the quarter ended March 31, 1998, and $-0-for the quarter ended March 31, 1997, which represents an increase of $384,000. Mid-Cal Express Logistics, Inc. was formed in July, 1997 and provides its customers with full-service logistics capabilities in transportation services, including truckload and less than truckload distribution.

During the first quarter of 1998, demand for the Company's temperature-controlled truckload services weakened. This was due in part to increased competition in produce-related freight. During the period, pricing remained relatively constant at $1.09 per loaded mile.

Operating costs for the first quarter of 1998 increased by $1,206,000 from the prior year. As a percentage of sales, operating costs for the quarter increased 10% from 1997. This is primarily attributable to a increase in salaries expense, operating expenses and general supplies expenses of 7.3%, 2.2% and 2.3% (as a percentage of revenue) respectively, over the comparable prior year.

Salaries and related expenses for the quarter ended March 31, 1998 were $1,380,000, or a $490,000 (55%) increase over the
$890,000 for the prior year quarter. The primary cause for the increase was a higher proportion of company-owned tractors to the total fleet size. The resulting increase in total company miles, plus approximately a $.04 per mile pay increase, a decrease in utilization of lower cost per mile team drivers over single drivers, and a slight increase in empty miles percentage contributed to higher driver wage costs. The Company increased the driver wages to be more competitive with other transportation companies in an attempt to lower personnel turnover. General and administrative wages increased as the Company switched to more full time personnel, as compared to part time personnel used during the first quarter of 1997 when the company was beginning to increase operations.

 Operating expenses increased 2.2% to 21.3% expressed as a percentage of sales during the first quarter of 1998, as compared to 19.1% for the first quarter of 1997. This increase was principally due to the increased age of the company owned tractor and trailer fleet.

General supplies and expenses increased 2.2% to 9.8% expressed as a percentage of sales during the first quarter of 1998, as compared to the first quarter of 1997. An increase in the number of personnel was the primary reason for the increase.



Purchased transportation costs decreased .02% to 3.9% during the first quarter of 1998 expressed as a percentage of sales, compared to the first quarter of 1997. However, the first quarter 1998 cost per loaded mile increased $.05, when compared to the first quarter of 1997. The Company raised the rate of pay for owner operators in an attempt to be competitive with other transportation companies, and to attract new owners operators to the tractor fleet.

Interest Expense increased $60,000 for the first quarter of 1997 as compared to the comparable prior year period. The increase is due to a accounts receivable financing agreement the Company has in place during the first quarter 1998, as well as increased debt service for the addition of new trailers, and working capital requirements.

The Company increased investment income by $630,000 during the quarter ended March 31, 1998 as compared to the prior year. The
Company converted several long and short-term investments, resulting in recognition of prior deferred income.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to an account transfer and purchase agreement dated November 14, 1997 the Company's truck transportation operation utilizes an accounts receivable factoring arrangement, which provides for maximum gross purchases of $1,500,000. The agreement allows the Company to sell accounts receivable of certain approved customers at a fixed discount of .25% and a variable rate equal to 2% over the purchaser's base rate. The Company, the Company's logistics operation, plus the personal guarantee of a senior member of management all secure the agreement.

At March 31, 1998, the Company had total debt of $4,039,000. The Company's ratio of current assets to current liabilities and its debt to equity were 0.75:1 and 2.1:1, respectively, as compared to 1.2:1 and 1.9:1, respectively at December 31, 1997.

At March 31, 1998 the Company has a $1,000,000 commitment from a revenue equipment manufacturer for the purchase of new company tractors and is presently seeking financing for another $1,000,000 to purchase additional tractors. The Company expects that it will acquire a significant portion of this equipment through operating leases when leasing is a favorable alternative.

The Company ended the March 31, 1998 period with $157,000 of cash and negative working capital of $ 704,000. Based upon the Company's expected cash flow from operations, and the planned sale of the Company's rental property, management believes that the Company's capital resources are sufficient to meet its presently anticipated operating needs and capital expenditure requirements. However, should these resources provide inadequate or are unavailable, the Company may be required to seek additional financing through capital investment.

SEASONALITY

In the transportation industry generally, results of operations show a seasonal pattern because customers reduce shipments during and after the winter holiday season and also because of weather variations during the winter months The Company's operating expenses have historically been higher in the winter months primarily due to decreased fuel efficiency and increased maintenance costs in colder weather. Extreme prolonged periods of rain in the western United States can result in adverse effects on revenue due to the reduced availability of produce freight.

PRIME COMPANIES, INC.
              and Consolidated Subsidiary Companies




PART II.           OTHER INFORMATION

ITEM 1.    LEGAL INFORMATION

During the quarter ended March 31, 1988, one of the Company tractors was involved in an accident, which resulted in numerous personal injuries. Claims resulting from this incident will be very substantial. Management's opinion is that there will be adequate insurance coverage for these claims.

ITEM 5.    OTHER INFORMATION

Market for Registrant's Common Equity and Related Stockholder
Matters.

The Company has reserved the trading symbol of PRMC for such time as its shares become traded publicly. As of March 31, 1998, there was no public market for the Company's shares.

DIVIDEND POLICY.

The Company has never paid a cash dividend on its common stock. It is the current intention of the Company's Board of Directors to continue to retain earnings to finance the growth of the Company's business rather than to pay dividends. Future payment of cash dividends will depend upon the financial condition, results of operations and capital commitments of the Company, as well as other factors deemed relevant by the Board of Directors.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Form 8K-A #1 was filed on March 12, 1998, which included the audited financial statements for the company for the years ended December 31, 1997 and 1996.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PRIME COMPANIES, INC.
                              Registrant



DATED:  May 14, 1998         /s/ Irving Pfeffer
                             Irving Pfeffer
                             Chairman/CEO



DATED:  May 14, 1998         /s/ David Lefkowitz
                             David Lefkowitz
                             President/COO