Form 10-Q
period 1998-06-30
PRIME COMPANIES INC
filed 1998-08-12
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C.  20549




                       FORM 10-Q

       Quarter Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




       For Quarter Ended June 30, 1998
        Commission File Number 0-22919

                             PRIME COMPANIES, INC.

  (Exact name of registrant as specified in charter)

        Delaware                                         52-2031531

(State or other jurisdiction of incorporation            (I.R.S. Employer
   or organization)                                       Identification No.)

        155 Montgomery Street, Suite 406, San Francisco, California 94104

   (Address of principal executive offices)      (Zip Code)

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

The number of shares of common stock outstanding as of June 30, 1998 was
3,893,674

                 PRIME COMPANIES, INC.
         and Consolidated Subsidiary Companies


                         INDEX




Part I - Financial Information
   Page

Item 1.            Financial Statements:

    Condensed Consolidated Balance Sheets--June 30, 1998
      and December 31, 1997                                        3

    Condensed Consolidated Statements of Operations--Three
      Months and Six Months Ended June 30, 1998 and 1997            5

    Condensed Consolidated Statements of Cash Flows--Six
      Months Ended June 30, 1998 and 1997                           7

    Notes to Condensed Consolidated Financial Statements            9

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                        11

Part II - Other Information

Item 1.    Legal Information                                        14

Item 5.   Other Information                                         14

Item 14.      Exhibits and Reports on Form 8-K                      14

Signatures                                                          15

                          PRIME COMPANIES, INC.
                  and Consolidated Subsidiary Companies


                  Condensed Consolidated Balance Sheets

                             (In Thousands)



                                      June 30,              December 31,
                                        1998                1997*
               ASSETS               (Unaudited)

Current assets:
  Cash                                $ 135                      201
  Accounts receivable, net            1,196                    1,402
  Accounts receivable -
      miscellaneous                     153                      114
  Investment accounts                    --                      436
  Driver advances                       151                       78
  Notes receivable - current portion     34                      388
  Deferred income taxes                  21                       21
  Inventories                            14                       19
  Prepaid expenses                      547                      601
    Total current assets              2,251                    3,260

Property and equipment, net           5,221                    5,280

Other assets:
  Investments, unlisted securities      390                      101
  Deferred income taxes                 380                      380
  Deposits                              257                      245
  Note receivable,
    less current portion                233                       36
  Asset held for resale                  --                       23
    Total other assets                1,260                      785

    Total assets                 $    8,732                 $  9,325





*  Condensed from audited financial statements.

                          PRIME COMPANIES, INC.
                  and Consolidated Subsidiary Companies


                  Condensed Consolidated Balance Sheets

                             (In Thousands)



                                               June 30,           December 31,
                                               1998                    1997*
                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable and current portion of
          long-term debt                          $  1,233           727
      Deferred expense credit                           18            38
      Loan payable                                      41           150
      Margin account payable                            --           308
      Accounts payable and accrued liabilities       1,988         1,604
      Security Deposit                                  10            10
                         Total current liabilities   3,290         2,837

Long-term liabilities:
      Long-term debt, less current portion           3,511         2,683
      Deferred income                                   --           605
        Total long-term liabilities                  3,511         3,288

        Total liabilities                            6,801          6,125

Stockholders' equity:
      Common stock, shares authorized 50,000,000, par value $.0001,
        3,893,674 and 3,843,123 shares were issued and outstanding at June 30,1998 and December 31, 1997, respectively
                                                         1              1
      Additional paid-in capital                     3,863          4,289
      Accumulated deficit                           (1,933)        (1,090)
        Total stockholders' equity                   1,931          3,200

        Total liabilities and
           stockholders' equity                    $ 8,732        $ 9,325





*  Condensed from audited financial statements.


                          PRIME COMPANIES, INC.
                  and Consolidated Subsidiary Companies


             Condensed Consolidated Statements of Operations
                               (Unaudited)

                  (In Thousands, except Per Share Data)



                                  Three Months Ended      Six Months Ended
                                      June 30,                 June 30,
                                 1998        1997        1998         1997
Transportation revenue         $ 4,518    $ 4,321      $ 8,655     $ 7,727
Operating costs and expenses:
Purchased transportation         1,822      1,463        3,419       2,862
Salaries and related expenses    1,458      1,180        2,838       2,070
General supplies and expenses      499        331          906         587
Operating expenses                 867        881        1,750       1,534
Revenue equipment rentals          367        227          631         439
Depreciation and amortization      207        147          409         264
Total operating costs and
        expenses                 5,220      4,229        9,953       7,756

Operating income (loss)           (702)        92       (1,298)       (29)

Other income (expense):
Interest expense                  (133)       (74)        (263)      (144)
Interest income                     11          9           17         14
Rental income                       29          5           58          5
Investment income                   --         --          630         --
Other income                        --          4            6         22
Gain (loss) on disposition of
   assets                           12          --          10         --
Total other income (expense)       (81)        (56)        458       (103)

Net income (loss) from operations before
provision for income taxes        (783)         36        (840)      (132)

Provision for Income tax            1         --             3         2

Net income (loss)             $   (784)       $ 36      $ (843)   $  (134)

                          PRIME COMPANIES, INC.
                  and Consolidated Subsidiary Companies


             Condensed Consolidated Statements of Operations
                               (Unaudited)

                  (In Thousands, except Per Share Data)


                                Three Months Ended          Six Months Ended
                                      June 30,              June 30,
                                   1998     1997       1998        1997

Earnings per share:

    Income (loss) per
    common share                 $ (0.20)    0.01   $  (0.22)    $  (0.05)

Weighted average number of shares:
Weighted average number of
     shares outstanding      3,859,788    3,205,977    3,851,788   2,778,113

                          PRIME COMPANIES, INC.
                  and Consolidated Subsidiary Companies


             Condensed Consolidated Statements of Cash Flows
                               (Unaudited)

                             (In Thousands)


                                                       Six Months Ended
                                                             June 30,
                                                       1998           1997

Cash flows from operating activities:
        Net (loss) from operations                    $  (843)     $ (134)
  Adjustments to reconcile net income to
       net cash provided by operating activities:
            Depreciation and amortization                 409         264
          (Gain) loss on disposition of assets            (10)        --
          General services used in exchange
          for common stock                                 51          --
          Provision for uncollectible accounts
          receivable                                       16          11
  (Increase) decrease in
    Accounts receivable                                   193       (1,662)
    Accounts receivable - miscellaneous                   (39)         (50)
    Driver advance                                        (73)        (146)
    Inventories                                             5          (23)
    Investments                                           147          182
    Prepaid expenses                                       54         (234)
    Deposits                                              (12)        (148)
    Asset held for resale                                  23          --
  Increase (decrease) in:
    Accounts payable and accrued liabilities              380        1,215
    Deferred income                                      (605)         340
    Deferred expense credit                               (20)        (15)
          Net cash (used in) operating activities        (324)       (400)

Cash flows from investing activities:
  Additions to property and equipment                     (54)     (1,139)
  Proceeds from sale of equipment                         114         --
  Collections on notes receivable                         424           8
  Issuance of note receivable                             (10)        --
    Net cash provided by (used in)
          investing activities                            474       (1,131)

                          PRIME COMPANIES, INC.
                  and Consolidated Subsidiary Companies


             Condensed Consolidated Statements of Cash Flows
                               (Unaudited)

                             (In Thousands)

                                                    Six Months Ended
                                                       June 30,
                                                 1998         1997
Cash flows from financing activities:
  Proceeds from short-term debt                  $  200       $ --
  Proceeds from long-term debt                      560         --
  Principal payments on long term debt             (559)      (283)
  Principal payments on loan payable               (109)       --
  Margin account payable                           (308)       (247)
  Proceeds from sale of stock                     --          2,155
    Net cash provided by (used in)
           financing activities                    (216)      1,625

Increase (decrease) in cash                         (66)         94
Cash, beginning of period                           201         264
Cash, end of period                              $  135         358

Supplemental disclosure of cash flow information:

  Cash paid for:
    Interest                                    $   261       $ 184

    Income Taxes                                   $  7         $ --

Noncash investing and financing transactions:
  Purchase of property and equipment with debt    $ 716     $  3,960

  Purchase of note receivable for deferred credit $ --         $ 150

  Prepaid expenses financed with debt             $ --         $  107

  Purchase of note receivable for
    reduction in equipment                        $  --       $   35

  Decrease of property and equipment with reduction
    In additional paid-in capital                $  308       $ --

  Increase in note receivable in exchange
       for debt                                  $  257       $  --

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

2.   Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form
10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, the results of operations for the six months ended June 30, 1997 and 1998 and the cash flows for the six months ended June
30, 1998 and 1997. The results of operations for the three months and six months periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1997
Annual Report.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

3.   Property and Equipment

     Property and equipment consisted of the following (000 omitted):

                                    June 30,      December 31,    Estimated
                                    1998          1997         Useful Lives

 Land                             $ 600         $  600
 Buildings and improvements         270            579       31 years
 Communications equipment           141            132       5 years
 Revenue equipment                5,075          4,469       4 to 7 years
 Service cars                        14             14       5 years
 Furniture and office
        equipment                   113            100       3 to 5 years
 Leasehold improvements              34             33       life of lease
 Machinery and equipment             12             12       3 years
                                  6,259          5,939
 Less accumulated depreciation
        and amortization         (1,038)          (659)
                                $ 5,221         $ 5,280

4. Accounts Payable and Accrued Liabilities

            Accounts payable and accrued liabilities consisted of the following (000 omitted):

                                    June 30,        December 31,
                                      1998             1997

               Accounts payable      $  1,140            430
  Accrued compensation and related        277            200
  Accrued purchased transportation        407            663
     Other accrued expenses               164            311
                                      $ 1,988        $ 1,604

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net loss for the quarter and six months ended June 30, 1998 amounted to $784,000 and $843,000, respectively, compared to net income of $36,000 and net loss of $134,000 for the comparable prior year periods. The increased losses were primarily attributable to a combination of higher costs for purchased transportation, a significant pricing decrease during the second quarter as compared to the prior year quarter, and idle company tractors due to a driver shortage. Net operating loss was $689,000 and $1,285,000 for the quarter and six months ended June 30, 1998 as compared to net operating income of $92,000 and net loss of $29,000 for the comparable prior year period.

Second quarter operating revenue increased 4.5% or $197,000 to $4,518,000 from $4,321,000 for the second quarter of 1997. The sales increase reflects the addition of the Company's Mid-Cal Express Logistics subsidiary that had operating revenue of $173,000 for the quarter. An increase in the Company's tractor fleet from 93 units at June 30, 1997 to 127 units at June 30, 1998 produced an increase in loaded miles from 3,626,000 to 3,820,000 for the period.
The relatively small increase in the number of loaded miles reflects the Company's increase in the number of idle tractors due to the driver shortage. Pricing for the second quarter decreased 4.2% or $.05 per mile as compared to the prior year second quarter. The pricing decrease is substantially due to the Company's decision to convert several produce customers to year round rates as opposed to market rates. Market rates are traditionally higher for produce in the summer season and lower in the fall. Year round rates will have a positive effect in the fall season when produce market rates are expected to be lower than the Company's year round rates. The increase in the number of units reflects the Company's efforts to expand operations by continually increasing the size of the fleet.
Mid-Cal Express Logistics, Inc. was formed in July 1997 and provides its customers with full-service logistics capabilities in transportation services, including truckload and less than truckload distribution.

During the six month period ended June 30, 1998 operating revenue increased 12% to $8,655,00 from $7,727,000 for the six month period ending June 30, 1997. $557,000 or 7.2% of the increase was derived from the Company's Mid-Cal
Express, Inc. subsidiary which was not in operation during the six month period ended June 30, 1997. Loaded miles increased 477,000 miles to 7,273,000 from 6,796,000 for the six month period. Pricing decreased 2.1% or $.024 per mile for the six month period ended June 30,1998 as compared to the comparable prior year period.

Operating costs, exclusive of Mid-Cal Logistics, Inc., for the three month and six month periods ending June 30, 1998 increased by $694,000 and $1,393,000 from the prior year periods, respectively. As a percentage of sales, operating costs for the three month and six month periods ending June
30, 1998 increased 15.4% and 12.8% as compared to the prior year periods. This is primarily attributable to an increase in purchased transportation costs, salaries and wage expense as well as higher insurance costs, revenue equipment rentals and increased general supplies expense over the comparable prior year periods. The Company's Mid-
Cal Express Logistics, Inc. subsidiary had net income of $3,000 for the three month period ended June 30,1998 and a net loss of $3,000 for the six month period ending June
30, 1998, with no comparable prior year results.

Salaries and related expenses, exclusive of Mid-Cal Express
Logistics, Inc, for the three and six month periods ending
June 30, 1998 increased  $267,000 and $722,000, or 6.7% and
7.7%, respectively, as compared to the prior year periods.
The primary cause for the increase was a higher proportion of company-owned tractors to the total fleet size. The resulting increase in total company miles, plus an approximately $.04 per mile pay increase for drivers, a decrease in utilization of lower cost per mile team drivers over single drivers, and a slight increase in empty miles percentage contributed to higher driver wage costs. The
Company increased the driver wages to be more competitive with other transportation companies in an attempt to lower personnel turnover. General and administrative wages increased as the Company switched to more full time personnel, as compared to part time personnel used during the first quarter of 1997 when the company was beginning to increase operations.

General supplies and expenses, exclusive of Mid-Cal Express
Logistics, Inc., for the three and six month periods ending
June 30, 1998 increased $117,000 and $237,000 or 2.5% and
2.6% respectively, expressed as a percentage of sales, as compared to the prior year periods. An increase in the number of personnel was the primary reason for the increase.

Purchased transportation costs, exclusive of Mid-Cal
Express Logistics, Inc., increased $225,000 and $882,000 for the three and six month periods ending June 30, 1998, respectively, as compared to the prior year periods. The primary reason for the increase costs was a $.05 per mile loaded mile pay increase and an average of $.03 per mile increase in bonus pay for tractors that travel over certain mileage limits. The Company raised the rate of pay for owner operators in an attempt to be competitive with other transportation companies, and to attract new owner operators to the tractor fleet.

Interest expense increased $59,000 and $119,000 for the three and six month periods ending June 30, 1998, respectively, as compared to the prior year periods. The increase is due to an increased debt service for the addition of new trailers and tractors as well as increased borrowing bases for working capital requirements.

The Company increased investment income by $630,000 during the six month period ending June 30, 1998 as compared to the prior year period. The Company converted several long and short-term investments, resulting in recognition of prior deferred income.

In July 1998, the Company employed a new driver recruiter in an effort to decrease the number of idle tractors and to increase the number of tractors with team drivers as opposed to single drivers. This strategy has been successful to date with a 50% decrease in the number of idle trucks and an increase in the number of more productive team drivers. In July 1998, the Company also reduced its administrative staff by four personnel in an effort to reduce labor costs. A new Vice-President of Operations was employed in August 1998 to increase efficiency in the Operations Department, which is expected to reduce driver turnover and also reduce costs.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to an account transfer and purchase agreement dated November 14, 1997, the Company's truck transportation operation utilizes an accounts receivable factoring arrangement, which provides for maximum gross purchases of $1,500,000. The agreement allows the Company to sell accounts receivable of certain approved customers at a fixed discount of .25% and a variable rate equal to 2% over the purchaser's base rate. The Company, the Company's logistics operation, plus the personal guarantee of a senior member of management all secure the agreement.

At June 30, 1998, the Company had total debt of $6,801,000.
The Company's ratio of current assets to current liabilities and its debt to equity were 0.68:1 and 3.5:1, respectively, as compared to 1.2:1 and 1.9:1, respectively at December 31, 1997.

At June 30, 1998 the Company had a commitment from a revenue equipment manufacturer for the purchase of 10 new company tractors and is seeking financing for additional trailers. The Company expects that it will acquire a significant portion of this equipment through operating leases when leasing is a favorable alternative.

The Company ended the June 30, 1998 period with $135,000 of cash and negative working capital of $1,039,000. Based upon the Company's expected cash flow from operations, and a planned mortgage loan of the Company's rental property, management believes that the Company's capital resources are sufficient to meet its presently anticipated operating needs and capital expenditure requirements. The Company also plans to seek additional financing through capital investment during the third quarter of 1998.

SEASONALITY

In the transportation industry generally, results of operations show a seasonal pattern because customers reduce shipments during and after the winter holiday season and also because of weather variations during the winter months. The Company's operating expenses have historically been higher in the winter months primarily due to decreased fuel efficiency and increased maintenance costs in colder weather. Extreme prolonged periods of rain in the western
United States can result in adverse effects on revenue due to the reduced availability of produce freight.

                 PRIME COMPANIES, INC.
         and Consolidated Subsidiary Companies




Part II.                                       Other Information

ITEM 1.                                                  Legal Information

During the quarter ended March 31, 1998, one of the Company tractors was involved in an accident, which resulted in numerous personal injuries. Claims resulting from this incident are likely to be substantial. Management's opinion is that there will be adequate insurance coverage for these claims.

ITEM 5.                                                  Other Information

 Market for Registrant's Common Equity and Related Stockholder Matters.

 The Company's common stock began trading under the symbol BB: PRMC on May 17, 1998. Share price ranged from 2 3/4 - 3 1/4.

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

ITEM 6.                                  Exhibits and Reports on Form 8-K

Form 8K-A #1 was filed on March 12, 1998, which included the audited financial statements for the company for the years ended December 31, 1997 and 1996

          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     PRIME COMPANIES, INC.

                                      Registrant



DATED:  August 7, 1998                /s/ Irving Pfeffer

                                      Irving Pfeffer
                                      Chairman/CEO



DATED:  August 7, 1998                /s/ David Lefkowitz

                                      David Lefkowitz
                                      President/COO