Form 10-Q
period 1998-09-30
PRIME COMPANIES INC
filed 1998-11-13
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarter Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1998              Commission File
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

Yes   X      No ___

The number of shares of common stock outstanding as of September 30, 1998 was 4,544,824.

PRIME COMPANIES, INC.
and Consolidated Subsidiary Companies


INDEX

Part I - Financial Information                                           Page

Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets--September 30, 1998
     and December 31, 1997                                                2

Condensed Consolidated Statements of Operations--Nine
Months Ended September 30, 1998 and 1997                                  4

Condensed Consolidated Statements of Cash Flows--Nine
Months Ended September 30, 1998 and 1997                                  5

Notes to Condensed Consolidated Financial Statements                      7

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                     9

Part II - Other Information

Item 1. Legal Information                                                11

Item 5. Other Information                                                11

Item 14.Exhibits and Reports on Form 8-K                                 11

Signatures                                                               12


PRIME COMPANIES, INC.
and Consolidated Subsidiary Companies


                      Condensed Consolidated Balance Sheets

                                 (In Thousands)
                                                   September 30,  December 31,
                                                           1998        1997*
                                  (Unaudited)

                                     ASSETS

Current assets:
Cash                                                    $  234            201
Accounts receivable, net                                 1,180          1,402
Accounts receivable - miscellaneous                         96            114
Investment accounts                                         --            436
Driver advances                                            147             78
Notes receivable - current portion                          41            388
Deferred income taxes                                       21             21
Inventories                                                 17             19
Prepaid expenses                                           507            601
Total current assets                                     2,243          3,260
Property and equipment, net                              5,020          5,280

Other assets:
Investments, unlisted securities                           390            101
Deferred income taxes                                      380            380
Deposits                                                   267            245
Note receivable, less current portion                      227             36
Asset held for resale                                       --             23
Total other assets                                       1,264            785

Total assets                                           $ 8,527        $ 9,325


*  Condensed from audited financial statements.


PRIME COMPANIES, INC.
and Consolidated Subsidiary Companies


                    Condensed Consolidated Balance Sheets

                                (In Thousands)

                                                     September 30, December 31,
                                                         1998        1997*
                                 (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable and current portion of long-term debt        $1,091      $  727
Deferred expense credit                                         9          38
Loan payable                                                   24         150
Margin account payable                                         --         308
Accounts payable and accrued liabilities                    1,886       1,604
Security Deposit                                               10          10

     Total current liabilities                              3,020       2,837

Long-term liabilities:
Long-term debt, less current portion                        4,166       2,683
Deferred income                                                --         605
     Total long-term liabilities                            4,166       3,288

     Total liabilities                                      7,186       6,125

Stockholders' equity:
Common stock, shares authorized 50,000,000, par
     value $.0001, 4,544,824 and 3,843,124 shares
     were issued and outstanding at September 30,1998
     and December 31, 1997, respectively                        1           1
Additional paid-in capital                                  4,138       4,289
Accumulated deficit                                        (2,798)     (1,090)
     Total stockholders' equity                             1,341       3,200

Total liabilities and stockholders' equity              $   8,527     $ 9,325


*  Condensed from audited financial statements.


PRIME COMPANIES, INC.
and Consolidated Subsidiary Companies


Condensed Consolidated Statements of Operations
(Unaudited)

(In Thousands, except Per Share Data)



                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,

                                      1998      1997          1998      1997

Transportation revenue              $ 5,249   $ 4,065       $13,904   $11,792

Operating costs and expenses:
Purchased transportation              1,927     1,617         5,345     4,479
Salaries and related expenses         1,797     1,103         4,636     3,173
General supplies and expenses           495       414         1,400     1,002
Operating expenses                      965       833         2,715     2,366
Revenue equipment rentals               390       266         1,021       705
Depreciation and amortization           227       176           636       440
Total operating costs and expenses    5,801     4,409        15,753    12,165

Operating (loss)                       (552)     (344)       (1,849)    (373)

Other income (expense):
Interest expense                       (174)     (108)         (437)    (252)
Interest income                           6        11            24       25
Rental income                            29        29            87       34
Investment income                        --        98           630       98
Other income                              9        --            15       22
Consulting services                    (171)       --          (171)      --
Gain (loss) on disposition of assets     (7)       --             2       --
Total other income (expense)           (308)       30           150       73)

Net (loss) from operations before
    provision for income taxes         (860)     (314)       (1,699)    (446)

Provision for Income tax                  5         2             7        4

Net (loss)                          $  (865)  $  (316)      $(1,706) $  (450)




PRIME COMPANIES, INC.
and Consolidated Subsidiary Companies

                      Condensed Consolidated Statements of Operations
                                  (Unaudited)

                      (In Thousands, except Per Share Data)

                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                           1998      1997       1998      1997

Earnings per share:

  (Loss)per common share                  $(.21)   $(.10)     $(.44)    $(.15)

Weighted average number of shares:
 Weighted average number of shares
       Outstanding                   4,054,194  3,416,593  3,922,201  2,991,722

PRIME COMPANIES, INC.
and Consolidated Subsidiary Companies


                      Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)

                                    (In Thousands)


                                                          Nine Months Ended
                                                           September 30,
                                                         1998         1997

Cash flows from operating activities:
Net (loss) from operations                           $   (1,706)  $   (450)
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization                               636        440
(Gain) loss on disposition of assets                         (2)        --
Stock issued for general services                            51         --
Stock issued for employee benefit program                   171         --
Stock issued for employee services                          105         --
Provision for uncollectible accounts receivable              18         17

(Increase) decrease in:
Accounts receivable                                         204     (1,736)
Accounts receivable - miscellaneous                          18        (77)
Driver advance                                              (69)      (119)
Inventories                                                   2        (19)
Investments                                                 147         37
Prepaid expenses                                             94       (323)
Deposits                                                    (22)      (194)
Asset held for resale                                        21         --
Increase (decrease) in:
Accounts payable and accrued liabilities                    274      1,338
Deferred income                                            (605)       284
Deferred expense credit                                     (29)       (23)
    Net cash (used in) operating activities                (692)      (825)

Cash flows from investing activities:
Additions to property and equipment                         (93)    (1,192)
Proceeds from sale of equipment                             134         --
Collections on notes receivable                             424         33
Issuance of note receivable                                 (10)        --
    Net cash provided by (used in) investing activities     455     (1,159)


PRIME COMPANIES, INC.
and Consolidated Subsidiary Companies


               Condensed Consolidated Statements of Cash Flows
                            (Unaudited)

                           (In Thousands)

                                                        Nine Months Ended
                                                           September 30,
                                                       1998          1997
Cash flows from financing activities:
Proceeds from short-term debt                       $ 123        $   --
Proceeds from long-term debt                        1,439            --
Principal payments on long term debt                 (858)        (490)
Principal payments loan payable                      (126)           --
Margin account payable                               (308)          191
Proceeds from sale of stock                            --         2,633
Net cash provided by (used in) financing activities   270         2,334


Increase in cash                                       33           350
Cash, beginning of period                             201           264
Cash, end of period                              $    234        $  614

Supplemental disclosure of cash flow information:

Cash paid for:
Interest                                         $    448        $  274
Income Taxes                                     $     12        $   --

Noncash investing and financing transactions:
Purchase of property and equipment with debt     $    726        $3,923

Purchase of note receivable for deferred credit  $     --        $  150

Prepaid expenses financed with debt              $     --        $  152

Purchase of note receivable for reduction
     in equipment                                $     --        $   35

Decrease of property and equipment with reduction
   in additional paid-in capital                 $    308        $   --

Increase in note receivable in exchange for debt $    257        $   --

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

2.    Statement of Information Furnished

      The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, the results of operations for the nine months ended September 30, 1997 and 1998 and the cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the three month and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1997 Annual Report.

      Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

3.Property and Equipment

Property and equipment consisted of the following (000 omitted):
                                        September 30,  December 31,
                                        1998           1997  Estimated
                                                             Useful
Lives

     Land                                600$        600
     Buildings and improvements          270         579    31 years
     Communications equipment            164         132    5 years
     Revenue equipment                 5,043       4,469    4 to 7 years
     Service cars                         34          14    5 years
     Furniture and office equipment      122         100    3 to 5 years
     Leasehold improvements               35          33    life of lease
     Machinery and equipment              12          12    3 years
                                       6,280       5,939
     Less accumulated depreciation
           and amortization           (1,260)       (659)
                                  $    5,020    $  5,280

4.   Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following
                                             (000 omitted):

                                        September 30,    December 31,
                                           1998             1997

Accounts payable                      $     841              430
Accrued compensation and related            385              200
Accrued purchased transportation            444              663
Other accrued expenses                      216              311
                                      $   1,866       $    1,604



MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net losses for the quarter and nine months ended September 30, 1998 amounted to $865,000 and $1,706,000, respectively, as compared to net losses of $316,000 and $450,000 for the comparable prior year periods. The increased losses were primarily attributable to a combination of higher costs for purchased transportation, higher driver wages, maintenance costs, interest expense, and insurance costs during the nine month period as compared to the comparable prior year period. Net operating loss was $532,000 and $1,849,000 for the quarter and nine months ended September 30, 1998, as compared to net operating loss of $344,000 and $373,000 for the comparable prior year periods.

Third quarter operating revenue increased 29% or $1,184,000 to $5,249,000 from $4,065,000 for the third quarter of 1997. The sales increase reflects an increase in the Company's tractor fleet from 105 units at September 30, 1997 to 128 units at September 30, 1998 which produced an increase in loaded miles from 3,207,000 to 4,388,000 for the period. The Company's long haul trucking subsidiary, Mid-Cal Express, Inc.(Express) pricing for the third quarter increased 1.7% or $.02 per mile as compared to the prior year third quarter. The pricing decrease is substantially due to the Company's decision to convert several produce customers to year round rates as opposed to market rates. Market rates are traditionally higher for produce in the summer season and lower in the fall. The Company's logistics subsidiary, Mid-Cal Express Logistics, Inc. (Logistics) operating revenue decreased 64% to $239,00 from $373,000 for the third quarter of 1997. The decrease is the result of a major customer's decision to move its logistics operation in-house. The increase in the Company's Express subsidiary's number of units reflects the Company's efforts to expand operations by continually increasing the size of the fleet.

During the nine month period ended September 30, 1998, operating revenue increased 17.9% or $2,112,000 to $13,904,000 from
$11,792,000 for the nine month period ending September 30, 1997. $318,000 or 15% of the increase was derived from the Logistics, which was not in operation during the six month period ended June 30, 1997. Loaded miles for Express increased 16% or 1,602,000 miles to 11,605,000 from 10,003,000 for the nine month period. Pricing remained relatively stable for the nine month period ended September 30, 1998 as compared to the comparable prior year period.

Operating costs for the three month and nine month periods ending September 30, 1998 increased by $1,392,000 and $3,483,000 from the prior year periods, respectively. As a percentage of sales, operating costs for the three and nine month periods ending September 30, 1998 increased 2% and 10%, respectively, as compared to the prior year period. This is primarily attributable to an increase in purchased transportation costs, salaries and wage expense, as well as higher insurance costs, revenue equipment rentals and increased general supplies expense over the comparable prior year periods. The Company's "Logistics" subsidiary had a net loss of $28,000 for the three month period ended September 30,1998 and a net loss of $7,000 for the comparable prior year period. For the nine month period ending September 30, 1998, Logistics had a net loss of $32,000 with no comparable prior year results.

Salaries and related expenses for the three and nine month periods ending September 30, 1998 increased $694,000 and $1,463,000, or 5% and 5.6%, respectively, as compared to the prior year periods. The primary cause for the increase was a higher proportion of company-owned tractors to the total fleet size. The resulting increase in total company miles, plus an approximately $.03 per mile pay increase for drivers, a decrease in utilization of lower cost per mile team drivers over single drivers, and a slight increase in empty miles percentage contributed to higher driver wage costs. The Company increased the driver wages to be more competitive with other transportation companies in an attempt to lower personnel turnover. General and administrative wages increased as the Company switched to more full time personnel, as compared to part time personnel used during the second quarter of 1997 when the company was beginning to increase operations.

Purchased transportation costs, exclusive of Logistics, increased $.02 for the three and nine month periods ending September 30, 1998, respectively, as compared to the prior year periods. The primary reason for the increased costs was an average of $.05 per mile increase in bonus pay for tractors that travel over certain mileage limits. The Company raised the rate of pay for owner operators in an attempt to be competitive with other transportation companies, and to attract new owner operators to the tractor fleet.

Interest expense increased $66,000 and $185,000 for the three and nine month periods ending September 30, 1998, respectively, as compared to the prior year periods. The increase is due to an increased debt service for the addition of new trailers and tractors as well as an accounts receivable borrowing base for working capital requirements.

The Company increased investment income by $532,000 during the nine month period ending September 30, 1998 as compared to the prior year period. The Company converted several long and short-term investments, resulting in recognition of prior deferred income.

The Company incurred a $171,000 consulting services expense for the three month period ended September 30, 1998. The Company issued common shares in payment for these services.

In July 1998, the Company employed a new driver recruiter in an effort to decrease the number of idle tractors and to increase the number of tractors with team drivers as opposed to single drivers. This strategy has been successful to date with a 50% decrease in the number of idle trucks and an increase in the number of more productive team drivers. The Company is continuing its efforts to increase its tractor fleet size by the addition of both Company owned tractors and owner operators. The Company feels it has in place qualified personnel and adequate revenue sources to increase its tractor fleet to 170 units. At this size fleet, the Company feels it can reach the break-even point.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to an account transfer and purchase agreement dated November 14, 1997, the Company's truck transportation operation utilizes an accounts receivable factoring arrangement which provides for maximum gross purchases of $1,500,000. The agreement allows the Company to sell accounts receivable of certain approved customers at a fixed discount of .5% and a variable rate equal to 2% over the purchaser's base rate. The Company, the Company's Logistics operation, plus the personal guarantee of a senior member of management all secure the agreement.

At September 30, 1998, the Company had total debt of $7,186,000. The Company's ratio of current assets to current liabilities and its debt to equity were .7:1 and 5.4:1 respectively, as compared to 1.2:1and 1.9:1 respectively, at December 31, 1997.

At September 30, 1998 the Company was seeking financing for additional tractors and trailers. The Company expects that it will acquire a significant portion of this equipment through operating leases when leasing is a favorable alternative. The Company ended the September 30, 1998 period with $234,000 of cash and negative working capital of $777,000. Based upon the Company's expected cash flow from operations and a planned private placement memorandum to obtain additional capital investment, management believes that the Company's capital resources are sufficient to meet its presently anticipated operating needs and capital expenditure requirements.




SEASONALITY

In the transportation industry generally, results of operations show a seasonal pattern because customers reduce shipments during and after the winter holiday season and also because of weather variations during the winter months. The Company's operating expenses have historically been higher in the winter months, primarily due to decreased fuel efficiency and increased maintenance costs in colder weather. Extreme prolonged periods of rain in the western United States can result in adverse effects on revenue due to the reduced availability of produce freight.

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

Item 5.             Other Information

Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's common stock began trading under the symbol BB: PRMC on May 17, 1998. Share price ranged from 1/2 - 3 1/8 during the 3 months ended September 30, 1998.

On September 11, 1998, the Company issued an aggregate of 547,050 shares of common stock to four persons pursuant to Forms S-8 filed with the Securities and Exchange Commission. Subsequent to the filing of those Forms S-8, the Company became aware that the transactions were not eligible for use of the Forms S-8. Consequently, the Company is taking steps to deregister the shares. It is possible that not all the shares will be recovered and restricted, and some shares may be sold into the market. If sold into the market, it is impossible to predict at what price such shares may be sold. Such possible sales may have a depressive effect on the market price of the Company's common stock.

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

                                PRIME COMPANIES, INC.
                                Registrant



DATED:  November 2, 1998       /s/ Irving Pfeffer
                               Irving Pfeffer
                               Chairman/CEO



DATED:  November 2, 1998       /s/ David Lefkowitz
                               David Lefkowitz
                               President/COO