Form 10KSB
period 1998-12-31
PRIME COMPANIES INC
filed 1999-06-29
CIK 1041581

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                           Commission File No. 0-22919

                             PRIME COMPANIES, INC.
                 (Name of small business issuer in its charter)
       Delaware                                             52-2031531
                                                            ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


  155 Montgomery Street, Suite 406, San Francisco, CA.           94104
 ------------------------------------------------------      -----------
    (Address of principal executive offices)                 (Zip Code)

  Registrant's telephone number, including Area Code:      (415) 398-4242

Securities Registered Pursuant to Section 12(b) of the Act:
  None

Securities Registered Pursuant to Section 12(g) of the Act:

                                                       NAME OF EACH EXCHANGE
                                                         ON WHICH REGISTERED
TITLE OF EACH CLASS                                    ---------------------
-------------------
Common Stock, $.0001                                         NASD
                                                          OTC Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB Yes No X

State issuers revenues for the most recent fiscal year.....................$0

As of June 21, 1999 there were 6,982,742 shares of the Company's Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 1999 was $2,049,294.

Documents incorporated by reference:

Buy-Sell Agreement executed on March 31, 1999 between Mid-Cal Express, Inc. and Gulf Northern Transport, Inc. See "Discontinued Operations."

                                     PART I
ITEM 1.   DESCRIPTION OF BUSINESS

                        BUSINESS HISTORY, AND DEVELOPMENT

         In 1996, the Company acquired Mid-Cal Express, Inc. ("Express") a small trucking company that was incorporated on August 29, 1994 but inactive until 1996 when it acquired two tractors and trailers, and initiated operations on a very small scale. In January 1997, the Company acquired the operating assets of an established trucking company which Express operated as a long-haul temperature-controlled truckload carrier until December 30, 1998.

         On July 22, 1997 the Company formed and incorporated Mid-Cal Express Logistics, Inc., ("Logistics"). Logistics was formed to provide logistics operations for one of Express's largest customers and to provide a broader range of transportation services. Additionally, the logistics and trucking operations were to complement each other and create financial and operating synergies.

         Pursuant to an Agreement and Plan of Merger (the "Agreement") between Prime Management, Inc. ("PMI), a California Corporation, and Corcoran Technologies Corporation ("CTC"), PMI was merged with and into CTC effective with the State of Delaware on December 30, 1997. The Agreement was adopted by the unanimous consent of the Board of Directors of CTC and PMI and approved by the unanimous consent of the shareholders of CTC and PMI on December 23, 1997.

Prior to the merger, CTC had 5,000,000 shares of common stock outstanding held by Pierce Mill Associates, Inc. Pursuant to the Agreement, CTC redeemed and retired 4,750,000 shares of the outstanding shares of common stock and issued 3,593,124 new shares of its common stock, subject to adjustments for fractional and dissenting shares, to the holders of all the outstanding common stock of PMI on a pro rata basis resulting in a total of 3,843,124 shares outstanding of CTC's common stock. As a result of the stock exchange, the former stockholders of PMI held 93.5 percent of the outstanding shares of common stock of CTC. The sole source of consideration used by the stockholders of PMI to acquire their respective interest in CTC was the exchange of 100 percent of the outstanding common stock of PMI.

       The outstanding options to purchase shares of common stock of PMI were adjusted according to the terms contained in such options for conversion to options to purchase 2,855,208 shares of common stock of CTC.

       Pursuant to the Agreement, on the effective date of the merger, the officers and directors of PMI became the officers and directors of CTC. The by-laws of PMI were adopted as the by-laws of CTC.

       Effective as of the date of the merger, CTC changed its name to "Prime Companies, Inc".

         Effective February 18, 1999, Prime formed Zenith Technology, Inc., a Nevada Corporation (Zenith). Zenith was formed to invest in technology-based business activities.

                                  THE BUSINESS

         Effective December 30 1998, the Company's core business is investing in technology-based business activities that the Company's management believes to have profit potential.

DISCONTINUED OPERATIONS

         Express operated as an irregular truckload common and contract carrier, which transported temperature-controlled commodities throughout the United States and Canada. Express concentrated on the hauling of temperature-sensitive products such as photographic materials, fresh produce and food products. Having experienced significant losses in the Company's transportation operations through the period ended June 30, 1998, management began a review of the entire transportation group. Continued losses in the Express subsidiary with uncertain possibility of improvement forced management and the Board of Directors in December 1998 to decide to discontinue the transportation group. Faced with equipment licensing costs at the end of December 1998, the Company entered into an Asset Buy-Sell Agreement with Gulf Northern Transport, Inc., effective December 30, 1998, which effectively discontinued operations in the transportation segment. The Asset Buy-Sell Agreement was structured such that Gulf Northern Transport, Inc. acquired substantially all of the operating assets of Express for 400,000 shares of Gulf Northern Transports' parent company US Trucking, Inc. In conjunction with the Asset Buy-Sell Agreement, on April 30, 1999 the Company entered into an agreement with Credit Managers Association of California for the orderly liquidation and payment of Express's outstanding liabilities. These liabilities are to be paid by the collection of Express's accounts receivable and by the liquidation of up to 400,000 shares of US Trucking which will be placed in escrow for the benefit of the creditors of Express, until the stock is sold on the open market. The market value of the 400,000 shares of US Trucking, Inc. at March 31, 1999 was approximately $1,450,000.

         The Company's logistics subsidiary, Logistics, provided services to customers requiring truckload (TL) and Less-than-truckload (LTL) deliveries. Logistics suffered the loss of its major customer in October 1998 and gradually wound down its services until December 1998 when all operations were halted.

                                   COMPETITION

         Through its subsidiary, Zenith Technology, Inc., the Company is engaged in preliminary research and development of a flat plane antenna with applications in the telecommunications industry. The Company contemplates obtaining an exclusive license for the technology. There is vigorous competition in the telecommunications industry and the Company would be, at best, a minor competitor in the near term. Rapid product and technology development, uncertainty over adoption of industry standards and declining prices are material considerations. Companies such as Lucent Technologies, Inc., Nortel Networks and AT&T have greater financial and technical resources than the Company. The Company's business may be adversely impacted by the development by competitors of products and technologies that would render the Company's products obsolete or noncompetitive.

                             MARKETING AND CUSTOMERS

         Following the discontinuance of the trucking operations, the Company had no customers in continuing operations. Marketing activities, if any, relating to the development of products through investee subsidiaries, will commence at such time that products and or services are deemed ready for sale.

                                    EMPLOYEES

         The Company currently has three (3) full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company leases the following facilities as general office space.

Location          Type            Size                       Annual Rental
San Francisco,    Office          1,200 Sq. Ft.              $39,276
California

The Company owns and operates the following facility as a rental property under a lease which expires in June 1999. This property is subject to a lien under the Company's $700,000 note payable and is currently held for sale.

Location          Type                      Size                       Annual Rental Income
Fontana, CA       Trucking Terminal         5.3 acres and              $115,000
                                            20,000 SQ. Ft office
                                            space.

ITEM 3.  LEGAL PROCEEDINGS

The Company is exposed to routine litigation incidental to its trucking business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. The Company believes that all pending litigation is adequately covered by insurance, and the adverse results in one or more of these matters will not have a material adverse affect on its financial position or results of operations.

         During the quarter ended March 31, 1998, one of the Company's tractors was involved in an accident, which resulted in numerous personal injuries. Claims resulting from this incident were settled within policy limits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

                                     MARKET

The Company's Common stock has traded in the NASDDAQ OTC Bulletin Board under the symbol PRMC since May 17,1998. The following table presents high and low prices for the Company's common stock published by the National Quotation Service, Inc. The quotations represent prices in the over-the-counter-market between dealers in securities and do not include retail markup, markdown or commissions and do not necessarily represent actual transactions. Quarterly market price information for the Company's shares of common stock is as follows:

Quarter Ending             High              Low              Last Trade
June 30, 1998              3.00              3.00             3.00

September 30, 1998         3.25              0.31             3.00

December 31, 1998          3.50              1.00             2.00

                                  SHAREHOLDERS

         As of December 31, 1998 the number of shareholders of record of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 300.

                                 DIVIDEND POLICY

         The Company plans to retain future earnings, if any, for use in its business and, accordingly the Company does not anticipate paying dividends in the foreseeable future. Any earnings are expected to be reserved for the operation and expansion of the Company's business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, upon the Company's earnings, financial condition and capital requirements.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

                                PLAN OF OPERATION

         The following discussion provides information of the Company's plan of operations for the next twelve months. The discussion should be read in conjunction with the Company's audited financial statements included elsewhere herein.

         Effective December 30, 1998 the Company discontinued it's transportation services segment, which operated its "Express" and "Logistics" subsidiaries. Having experienced significant losses in the Company's transportation operations through the period ended June 30, 1998 management began a review of the entire transportation group. Continued losses in the "Express" subsidiary with uncertain likelihood of improvement forced management and the Board of Directors in December 1998 to decide to discontinue the transportation group. Faced with equipment licensing costs at the end of December 1998, the Company entered into an Asset Buy-Sell Agreement with Gulf Northern Transport, Inc., effective December 30, 1998, which effectively discontinued operations in the transportation segment.

         During the year ended December 31, 1998 and 1997 the Company's transportation segment generated revenues of $18,633,000 and $15,958,000, respectively. The increase in revenues resulted from an increased customer base and increases in the Company's fleet available to service customers.

         Total operating costs and expenses of the discontinued segment are $21,428,000 and $16,762,000 for 1998 and 1997, respectively. The increase was attributed to increased costs associated with the growth in revenue and increases in compensation rates to owner operators and company drivers.

         Net other expense of the discontinued segment was $661,000 and $364,000 for 1998 and 1997, respectively, and consisted primarily of interest expense. The increase in interest expense resulted from increased borrowings to finance additions to the operating fleet.

         As a result, the discontinued segment generated losses of approximately $3,456,000 and $1,168,000 in 1998 and 1997, respectively, exclusive of a gain on the sale of the "Express" subsidiary of approximately $1,136,000 during the year ended 1998.

         The Company is currently pursuing investments in technology-based business activities that management believes will have future profit potential. If the Company is successful in obtaining such technology, it will require substantial additional capital to commercialize and market the technology. There can be no assurance that the Company will be successful in any of these efforts.

         Management estimates that the Company will need at least $200,000 in cash to cover its overhead expenses during the next twelve months. Proceeds from the sale of its Fontana real estate is expected to yield at least $300,000 net of commissions and after repayment of the related note payable. Additional financing is expected to be available in the form of short-term credit provided by insiders.

         The Company's ability to sustain operations in the future is dependent upon its ability to obtain additional financing for working capital and to acquire new business, its ability to develop and market a product as the technology is acquired, if any, and ultimately, the attainment of profitable operations. There can be no assurance that the Company will be successful in any of these efforts.

YEAR 2000

The company is dependent on computer systems and system applications for conducting its ongoing business functions. The issue involves the ability of computer systems that have time sensitive programs to recognize properly the Year 2000. The inability to do so could result in major failures or miscalculations that would disrupt the Company's ability to meet its customer and other obligations on a timely basis. The company has achieved substantial compliance with respect to its business critical systems.

The total pre-tax cost associated with the required modifications and conversions was nominal. The Company also has third party customers, financial institutions, vendors and others with which it conducts business and has confirmed their plans to address and resolve Year 2000 issues on a timely basis. While it is likely that these efforts by third party vendors and customers will be successful, it is possible that a series of failures by third parties could have an adverse effect on the Company's results of operations in future periods.

ITEM 7.  FINANCIAL STATEMENTS

         The Company's consolidated financial statements are attached as pages F-1 through F-15.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Effective December 16, 1998, Gilbert and Company, the Registrant's Certifying Accountant for the past two fiscal years, were dismissed.

Gilbert and Company's reports have not contained an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Nor has there been any disagreement with Gilbert and Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

On December 16, 1998, Hein + Associates LLP, Certified Public Accountants
(Hein), were engaged to serve as the Registrant's new auditors. The election of Hein, was approved by the Audit Committee of the Registrant's Board of Directors.

Prior to hiring Hein, neither management or anyone acting on its behalf consulted Hein during our two most recent fiscal years or the subsequent interim periods.

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

 a) Directors and Executive Officers of the Company

Name                    Age         Director Since                 Position
Irving Pfeffer          75            1970 (1)                     Chairman, CEO

David Lefkowitz CPA     50            1996                         President, COO, Chief
                                                                   Financial Officer

Marshall Raines         73            1998                         Director


Alon Adani              33            1998                         Director

(1) As director of Prime Management, Inc. since its inception.


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

DAVID LEFKOWITZ is President and COO of Prime Companies. Mr. Lefkowitz has been COO and President since January 1998. Between 1988 and December 1997, Mr. Lefkowitz operated and worked for Lefkowitz & Company, A Certified Public Accounting Firm. There, he specialized in management consulting of growing companies, preparing them for eventual sale and/or mergers and acquisitions. Mr. Lefkowitz has been a CPA since 1977. Mr. Lefkowitz earned his BS in Business and Accounting from University of Central Florida, Orlando, Florida in 1974.

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

ALON ADANI has been a Director of the Company since January 1998. Mr. Adani is an investment strategist and financial analyst for Ourinvest International Corp. in Miami, Florida, since 1996. During 1994 and 1995, Mr. Adani was involved in the investment banking activities of Firma Praktika in Moscow, Russia, where he handled transportation matters and contracts. Between 1992 and 1993, Mr. Adani was an exporter/importer for Sanscow Corporation in San Francisco, California. Mr. Adani earned his B.S. in Finance and his M.B.A. at the University of Miami.


The Company's directors will be reimbursed for any out-of-pocket expenses incurred by them for attendance at meetings of the Board of Directors or committees thereof. The Board of Directors also intends to compensate non-employee directors $500 for each meeting of the Board attended by such director.

                                  COMPENSATION

On May 24, 1999, the Company granted its CEO and President/COO each 200,000 shares of stock as compensation for services through December 31, 2000 (in lieu of cash payment). Prior to that date, each was compensated at $10,000 per month.

                                STOCK OPTION PLAN

      The following table sets forth information concerning each grant of stock options to each of the Named Executive Officers during the year ended December 31, 1998.

There were no stock options granted in 1998.

ITEM 10.  EXECUTIVE COMPENSATION

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, July 15,1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, July 15,1999.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is incorporated by reference from the Company's Notice and Proxy Statement for its annual meeting of stockholders to be held on Tuesday, July 15,1999.


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

SHAREHOLDER INFORMATION

Form 10-KSB Availability. A copy of the 1998 Form 10-KSB filed with the Securities and Exchange Commission will be forwarded, upon request, to any shareholder. Requests should be directed to:

David Lefkowitz, President
Prime Companies, Inc.
155 Montgomery Street, Suite 406
San Francisco CA 94104-4109

Transfer Agent and Registrar

Continental Stock Transfer and Trust Company
2 Broadway, 19th Floor
New York, New York 10004

Independent Auditors

Hein + Associates LLP
333 City Blvd. West, Suite 2130
Orange, CA 92868

Communications Directory

Corporate Offices: Prime Companies, Inc.

Mailing Address: 155 Montgomery Street, Suite 406, San Francisco CA 94104-4109
Telephone: (415) 398-4242


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 29th day of June, 1999.

                                   Prime Companies, Inc.
                                   By:  /s/  Irving Pfeffer
                                        -----------------------------------
                                        Irving Pfeffer
                                        Chairman, Chief Executive Officer
                                        (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ David L. Lefkowitz
         -----------------------------------
         David L. Lefkowitz
         Director, President/COO and Chief
         Financial Officer

By:      /s/ Marshall L. Raines
         ------------------------------------
         Marshall L. Raines
         Director

By:      /s/ Alon Adani
         -------------------------------
         Alon Adani
         Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                                                PAGE
                                                                                                ----
INDEPENDENT AUDITORS' REPORT.....................................................................F-2

CONSOLIDATED BALANCE SHEET - December 31, 1998...................................................F-3

CONSOLIDATED STATEMENTS OF OPERATIONS - For the Years Ended December 31, 1998 and 1997...........F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)  - For the Years Ended
     December 31, 1998 and 1997..................................................................F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the years ended December 31, 1998, and 1997..........F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................................................F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders,
Prime Companies, Inc.,
San Francisco, California

We have audited the accompanying consolidated balance sheet of Prime Companies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Companies, Inc. and subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $7,948,261, that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

As described in Note 4 to the financial statements, the Company has restated its financial statements for the year ended December 31, 1997 to record a valuation allowance on deferred tax assets, to correct the classification of equity between paid-in capital and retained earnings, and to correct the valuation of investments.


/s/HEIN + ASSOCIATES LLP


HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California
May 11, 1999, except for Note 15,
     as to which the date is May 24, 1999

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998



                                                           ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                             $          8,828
     Investments held in escrow                                                                                   1,800,000
     Deposits and other current assets                                                                               10,618
     Property held for sale                                                                                         853,324
     Net assets of discontinued operations                                                                        1,372,463
                                                                                                           -------------------

TOTAL ASSETS                                                                                               $      4,045,233
                                                                                                           ===================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Notes payable                                                                                         $        290,269
     Notes payable to related parties                                                                               731,306
     Accounts payable                                                                                             1,042,914
     Accrued liabilities                                                                                          1,026,308
                                                                                                           -------------------
              Total current liabilities                                                                           3,090,797

NOTES PAYABLE TO RELATED PARTIES                                                                                    957,000
                                                                                                           -------------------
TOTAL LIABILITIES                                                                                                 4,047,797
                                                                                                           -------------------

COMMITMENTS AND CONTINGENCIES (Notes 3, 5 and 14)                                                                      -

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding                      -
     Common  stock, $.0001 par value, 50,000,000 shares  authorized, 5,807,552 issued and
         outstanding                                                                                                    581
     Additional paid-in capital                                                                                   7,945,116
     Accumulated deficit                                                                                         (7,948,261)
                                                                                                           -------------------
              Total stockholders' equity (deficit)                                                                   (2,564)
                                                                                                           -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                                       $      4,045,233
                                                                                                           ===================


       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                              FOR THE YEAR ENDED
                                                                                                 DECEMBER 31,
                                                                                  --------------------------------------------
                                                                                         1998                    1997
                                                                                  --------------------    --------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                               $      4,693,248        $         157,190
                                                                                  --------------------    --------------------

OTHER INCOME (EXPENSE):
     Investment income                                                                          -                   109,832
     Rental income                                                                         115,200                   63,900
     Interest income                                                                        35,058                    8,926
     Other income                                                                               -                    10,000

     Interest expense                                                                      (95,885)                  (1,547)
     Other expense                                                                         (11,534)                      -
                                                                                  --------------------    --------------------
              Total other income (expense)                                                  42,839                  191,111
                                                                                  --------------------    --------------------

INCOME (LOSS) FROM CONTINUING  OPERATIONS BEFORE PROVISION
     FOR INCOME TAX                                                                     (4,650,409)                  33,921

PROVISION FOR INCOME TAX                                                                     3,800                    4,700
                                                                                  --------------------    --------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                                (4,654,209)                  29,221

LOSS FROM DISCONTINUED OPERATIONS:
      Loss from operations of transportation segment, net
       of applicable income taxes of $7,000 and $4,100 in
       1998 and 1997, respectively                                                      (3,455,781)              (1,167,974)
      Gain on sale of transportation segment net assets,
       net of applicable income taxes of $0 in 1998 and
       1997                                                                              1,135,536                       -
                                                                                  --------------------    --------------------

NET LOSS                                                                          $     (6,974,454)       $      (1,138,753)
                                                                                  ====================    ====================

BASIC AND DILUTED PER SHARE INFORMATION:
     Loss from continuing operations                                              $         (1.08)        $           0.01
     Loss from discontinued operations                                                      (0.54)                   (0.36)
                                                                                  --------------------    --------------------

     Net Loss                                                                     $         (1.62)        $          (0.35)
                                                                                  ====================    ====================

WEIGHTED AVERAGE SHARES OUTSTANDING                                                      4,315,826                3,296,461
                                                                                  ====================    ====================


       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                  FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                                                       RETAINED           TOTAL
                                                      COMMON STOCK                ADDITIONAL           EARNINGS        STOCKHOLDERS'
                                            ------------------------------         PAID-IN          (ACCUMULATED          EQUITY
                                               SHARES             AMOUNT            CAPITAL            DEFICIT)          (DEFICIT)
                                            -----------        -----------        -----------        -----------        -----------
BALANCE, January 1, 1997, as previously       1,255,123        $       126        $ 1,254,998        $  (180,458)       $ 1,074,666
     reported

     Correction of error (Note 4)              (325,974)               (33)          (325,942)           345,404             19,429
                                            -----------        -----------        -----------        -----------        -----------

BALANCE, January 1, 1997, as restated           929,149                 93            929,056            164,946          1,094,095

     Sale of common shares                    2,663,975                266          2,663,709                  -          2,663,975
     Shares issued in merger transaction        250,000                 25                (25)                 -                  -
     Net loss                                         -                  -                  -         (1,138,753)        (1,138,753)
                                            -----------        -----------        -----------        -----------        -----------

BALANCE, December 31, 1997                    3,843,124                384          3,592,740           (973,807)         2,619,317

     Stock issued as compensation               154,450                 16            389,748                  -            389,764
     Stock issued for services                1,809,978                181          3,962,628                  -          3,962,809
     Net loss                                         -                  -                  -         (6,974,454)        (6,974,454)
                                            -----------        -----------        -----------        -----------        -----------

BALANCE, December 31, 1998                    5,807,552        $       581        $ 7,945,116        $(7,948,261)       $    (2,564)
                                            -----------        -----------        -----------        -----------        -----------
                                            -----------        -----------        -----------        -----------        -----------


       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------------------
                                                                                         1998                    1997
                                                                                  --------------------    -------------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Income (loss) from continuing operations                                     $      (4,654,209)      $          29,221
     Adjustments to reconcile income (loss) from
         continuing operations to net cash provided by
         operating activities from continuing operations:
         Stock issued for compensation                                                      235,379                     -
         Stock issued for services                                                        3,962,809                     -
            Changes in operating assets and liabilities:
                Trading securities                                                          536,974                 480,141
                Other current assets                                                          7,664                 (18,282)
                Accounts payable                                                             19,321                   4,559
                Accrued liabilities                                                          61,864                     -
                                                                                  --------------------    -------------------
                Net cash provided by operating activities
                    from continuing operations                                              169,802                 495,639
                                                                                  --------------------    -------------------

     Loss from operations of discontinued transportation
         segment                                                                         (3,455,781)             (1,167,974)
     Adjustments to reconcile loss from operations of
         discontinued transportation segment to net cash
         used in operating activities of discontinued
         segment:
         Depreciation                                                                       851,392                 667,580
         Provision for bad debts                                                            171,000                  23,000
         Stock issued for compensation                                                      154,385                     -
            Changes in operating assets and liabilities:
                Accounts receivable                                                         139,333              (1,262,862)
                Deposits                                                                     19,630                (255,887)
                Prepaid expenses and other current assets                                   626,740                (602,668)
                Other noncurrent assets                                                      59,489                (223,238)
                Accounts payable                                                            589,527                 429,507
                Accrued liabilities                                                        (136,892)              1,051,336
                                                                                  --------------------    -------------------
                Net cash used in operating activities of
                    discontinued segment                                                   (981,177)             (1,341,206)
                                                                                  --------------------    -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                   (126,783)             (1,353,455)
     Sale of property and equipment                                                         152,941                     -
                                                                                  --------------------    -------------------
                Net cash provided by (used in) investing
                activities                                                                   26,158              (1,353,455)
                                                                                  --------------------    -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from the sale of stock                                                              -               2,663,975
     Net proceeds from notes payable and long-term debt                                   1,852,409                 869,655
     Principal payments on notes payable and long-term debt                              (1,258,934)             (1,398,312)
                                                                                  --------------------    -------------------
                Net cash provided by financing activities                                   593,475               2,135,318
                                                                                  --------------------    -------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                      (191,742)                (63,704)

CASH AND CASH EQUIVALENTS, beginning of year                                                200,570                 264,274
                                                                                  --------------------    -------------------

CASH AND CASH EQUIVALENTS, end of year                                            $           8,828       $         200,570
                                                                                  ====================    ===================

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash payments for:
         Interest                                                                 $         618,944       $         347,903
                                                                                  ====================    ===================
         Income taxes                                                             $          14,855       $           4,680
                                                                                  ====================    ===================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
      Notes payable issued to acquire
         Property and equipment                                                   $         740,629       $       4,277,223
                                                                                  ====================    ===================


       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND NATURE OF OPERATIONS:

         Pursuant to an Agreement and Plan of Merger (the "Agreement") between Prime Management, Inc. ("PMI), a California Corporation, and Corcoran Technologies Corporation ("CTC"), a nonoperating public shell, PMI was merged into CTC through a merger effected with the State of Delaware on December 30, 1997.

         For financial statement purposes, PMI was considered the acquiring company, and this transaction has been treated as a purchase by PMI of CTC. For legal purposes, however, CTC remained the surviving entity. Therefore, the combined entity retained CTC's capital structure. Prior to the merger, CTC had 5,000,000 shares of common stock outstanding held by Pierce Mill Associates, Inc. Pursuant to the Agreement, CTC redeemed and retired 4,750,000 shares of the outstanding shares of common stock and issued 3,593,124 new shares of its common stock, subject to adjustments for fractional and dissenting shares, to the holders of all the outstanding common stock of PMI on a pro rata basis, resulting in a total of 3,843,124 shares outstanding of CTC's common stock. As a result of the stock exchange, the former shareholders of PMI hold 93.5% of the outstanding shares of common stock of CTC. The 250,000 shares effectively issued to CTC were valued at the amount of net monetary assets acquired from CTC (which was $0). Effective as of the date of the merger, CTC changed its name to "Prime Companies, Inc".

         Up to December 30, 1998, Prime Companies, Inc., operated in one segment which was engaged in the business of truck transportation and transportation logistics through its two wholly-owned subsidiaries:
         Mid-Cal Express, Inc. and Mid-Cal Express Logistics, Inc. As discussed in Note 5, the Company discontinued these operations effective December 30, 1998.

         Effective February 18, 1999, Prime Companies, Inc. formed Zenith Technology, Inc., a Nevada corporation, to invest in technology-based business activities.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Prime Companies, Inc. and its two wholly owned subsidiaries (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         INCOME TAXES - The Company accounts for income taxes under the liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined, based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         PROPERTY HELD FOR SALE - Property held for sale consists of land, buildings, and improvements, which are currently being leased to a third party. This property is recorded at cost. Depreciation on building and improvements is calculated using the straight-line method over the estimated useful life of 31 years.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         EARNINGS PER SHARE - Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. At December 31, 1998 and 1977, common stock equivalents related to options to purchase 2,855,209 shares of common stock were anti-dilutive and were excluded in the earnings per share computation.

         ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

         The Company's financial statements are based upon a number of significant estimates including the allowance for doubtful accounts, realizable value of property held for sale and net assets of discontinued operation, realizability of deferred tax assets, and cargo claims reserves. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

         INVESTMENTS HELD IN ESCROW - Investments held in escrow consist of 400,000 shares of U.S. Trucking, Inc. (UST) common stock. The Company considers these securities to be available for sale. These securities are carried at fair value with unrealized gains or losses, net of tax, reported as a separate component of stockholders' equity. At December 31, 1998, there were no unrealized gains or losses on these securities.

         The UST common stock is held in escrow. Proceeds from the sale of stock are to be used to pay trade payables of the discontinued operations. Remaining proceeds, if any, will be released to the Company upon final settlement of the payables. As of May 10, 1999, the market value of UST's common stock had decreased to $3.125 per share.

         IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

         STOCK-BASED COMPENSATION - The Company has elected to follow Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" (APB25) and related interpretations in accounting for its employee stock options. In accordance with FASB Statement No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION" (FASB123), the Company will disclose the impact of adopting the fair value accounting of employee stock options. Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair value method prescribed by FASB123.

         CONCENTRATIONS OF CREDIT RISK - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         conditions. In accordance with FASB Statement No. 105, "DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS CONCENTRATIONS OF CREDIT RISK," the credit risk amounts shown do not take into account the value of any collateral or security.

         The customers of the Company's discontinued operations are located throughout the United States. At December 31, 1998 approximately $553,000 representing 60% of trade receivables was due from three customers. No other customers accounted for more than 10% of the Company's trade receivables at December 31, 1998

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair values for financial instruments under FASB Statement No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision.

         The following methods and assumptions were used in estimating the indicated fair values of the Company's financial instruments:

                  Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.

                  Investments held in escrow: The fair value is based on quoted market prices and is equivalent to carrying value.

                  Long-term and other debt: The fair value of the Company's debt is estimated based on current rates offered to the Company for similar debt and approximates carrying value.

         IMPACT OF RECENTLY ISSUED STANDARDS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". This statement is effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged; however, the Company does not anticipate adopting SFAS No. 133 until the fiscal year beginning January 1, 2000. SFAS No. 133 requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not believe the adoption of SFAS No. 133 will have a material impact on assets, liabilities or equity. The Company has not yet determined the impact of SFAS No. 133 on the income statement or on comprehensive income.

         SFAS No. 132, "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS" and SFAS No. 134, "ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE" were issued in 1998 and are not expected to impact the Company regarding future financial statement disclosures, results of operations or financial position.


3        BASIS OF PRESENTATION:

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         recorded significant losses for the years ended December 31, 1998 and 1997, resulting in an accumulated deficit of $7,948,261 as of December 31, 1998.

         In response to continued losses of the trucking and logistics operations, management made a strategic decision to dispose of these operations and is currently pursuing an investment in satellite communication technology. Costs of the continuing corporate structure have been funded through issuance of stock for services and proceeds from notes payable from related parties. Management expects to raise the funds necessary for additional working capital and to acquire the satellite technology through the issuance of debt and equity securities and through the sale of assets held for sale.

         The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing for working capital and to acquire new businesses, its ability to develop and market a product as the technology is acquired, if any, and ultimately, the attainment of profitable operations. There can be no assurance that the Company will be successful in any of these efforts.

4.       PRIOR PERIOD ADJUSTMENT:

         The Company has restated its prior year financial statements to record a valuation allowance against deferred tax assets, to correct the classification of equity between paid-in capital and retained earnings, and to correct the valuation of investments. The effect on results of operations for the year ended December 31, 1997 was to decrease income from continuing operations by $43,299 ($0.01 per share), increase the provision for taxes applicable to loss from operations of Mid-Cal Express by $400,390, and increase net loss by $443,689 ($0.13 per share).

5.       DISCONTINUED OPERATIONS:

         Having experienced significant losses in the operations of its trucking and logistics subsidiaries, the company's Board of Directors decided to discontinue the operation of these subsidiaries through an orderly liquidation. The Company ceased operations effective December 30, 1998. In connection with the discontinuance, the Company sold the operating assets of its trucking and logistics operations to UST in exchange for 400,000 shares of UST common stock, UST's assumption of $3,351,359 of underlying debt, and UST's assumption of certain operating leases. All other leases were terminated effective December 31, 1998. All assumed debt and operating lease payments aggregating approximately $2,547,000 are guaranteed by the Company. These obligations expires in varying amounts through June 2003. UST's stock was valued at $4.50 per share based on the average quoted market price of the stock for a period of three days prior and after the transaction was agreed to. Operating assets not acquired by UST have been reduced to their estimated realizable value. The sale resulted in a net gain of $1,135,536.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The net assets of discontinued operations consisted of the following at December 31, 1998:


              Accounts receivable                                 $        929,529
              Prepaid expenses                                             207,046
              Deposits                                                     123,888
              Equipment                                                    112,000
                                                                  ------------------
                  Net Assets of Discontinued Operations           $      1,372,463
                                                                  ==================


         The trucking and logistics operations generated revenues of approximately $18,633,000 and $15,958,000 in 1998 and 1997, respectively. Loss from operations of transportation segment included interest expense of $640,000 and $369,000 for the years ended December 31. 1998 and 1997, respectively.


6.       PROPERTY  HELD  FOR SALE:

         Property held for sale consists of the following at December 31, 1998:

              Land                                                                           $        520,162
              Building and improvements                                                               349,985
                                                                                             -------------------
                                                                                                      870,147
              Less accumulated depreciation                                                           (16,823)
                                                                                             -------------------
                                                                                             $        853,324
                                                                                             ===================

         The property is currently leased to a third party under a noncancellable operating lease which expires in June 1999. The lease provides for monthly rentals of $9,600. Rental revenue for the years ended December 31, 1998 and 1997 was approximately $115,000 and $64,000, respectively. At December 31, 1998, future minimum lease payments of $58,000 were due in 1999.

7.       ACCRUED LIABILITIES:

         Accrued liabilities consisted of the following at December 31, 1998:

                  Accrued compensation related liabilities                                   $         257,468
                  Accrued purchased transportation                                                     274,083
                  Accrued interest                                                                     139,668
                  Accrued insurance                                                                    120,856
                  Claims loss reserves                                                                  68,402
                  Other accrued expenses                                                               165,831
                                                                                             ---------------------
                  Total                                                                      $       1,026,308
                                                                                             =====================

8.       NOTES PAYABLE:

         At December 31, 1998, the Company had outstanding borrowings of $181,338 from a finance company. These borrowings accrue interest at prime plus 2% (9.75% at December 31, 1998) and are collateralized by accounts receivable included in net assets of discontinued operations.

         Also, at December 31, 1998, the Company had $108,931 outstanding on various notes payable to leasing companies. These notes bear interest at 0.9% to 9.1%, and are collateralized by assets held for sale.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       COMMON STOCK:

         In May and August 1998, the Company issued 154,450 shares of common stock to employees as compensation for services provided. The Company recognized compensation expense of $389,764 based upon the quoted market price of the company's stock upon issuance of the shares.

         In October and November 1998, the Company issued an aggregate of 1,809,978 shares of common stock to outside consultants in exchange for services provided. The Company recognized expense of $3,962,809 based on the quoted market price of the company's stock upon issuance of the shares.

10.      STOCK OPTIONS:

         In December 1997, the Company granted all stockholders options to acquire one share of common stock for every three shares of stock owned (totaling 1,197,709 options). These options are immediately exercisable at $3.00 per share and expire on December 31, 2000. In addition the Company granted options to acquire common stock to certain employees. The options are exercisable at prices ranging from $3.00 to $6.00 per share.

         A summary of option transactions during 1998 and 1997 follows:

                                                                          NUMBER OF
                                                                           SHARES            WEIGHTED AVERAGE
                                                                                              EXERCISE PRICE
                                                                   ---------------------   ---------------------
                 Outstanding at January 1, 1997                             -                              -
                           Granted                                        2,855,209                    3.13
                           Expired/Canceled                                  -                             -
                                                                    --------------------   ---------------------

                 Outstanding at December 31, 1997                          2,855,209                   3.13
                           Granted                                           -                             -
                           Expired/Canceled                                  -                             -
                                                                    --------------------   ---------------------

                 Outstanding at January 1, 1997                            2,855,209                   3.13
                                                                    ====================   =====================

         At December 31, 1998, options to purchase 2,735,209 and 120,000 shares were exercisable at prices of $3.00 and $6.00 per share, respectively, and all were exercisable through December 31, 2000.

         As stated in Note 2, the Company has not adopted the fair value accounting prescribed by FASB123 for employees. On the date of grant for awards in 1997, the Company had no active market for its common stock. Accordingly, the minimum value method was used to value the options using the following assumptions: risk-free interest rate equal to the yield on government bonds and notes with a maturity equal to the expected life for the month the options were granted; expected lives of three years; and dividend yield of 0%. The resulting estimated fair value of the options granted during 1997 was $0. Had compensation cost for stock options issued to employees been determined based on the fair value at grant date for awards in 1997, consistent with the provisions of FASB123, the Company's net loss and net loss per share for the year ended December 31, 1997 would have been unchanged.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      INCOME TAXES:

         Income tax expense is comprised of the following:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                          -----------------------------------------------
                                                                                  1998                     1997
                                                                          ---------------------   -----------------------
              Current:
                  Federal                                                 $              -        $             -
                  State                                                             10,800                  8,800
                                                                          ---------------------   -----------------------

                                                                                    10,800                  8,800
              Deferred:
                  Federal                                                                -                      -
                  State                                                                  -                      -
                                                                          ---------------------   -----------------------

              Total                                                       $         10,800        $         8,800
                                                                          =====================   =======================

         The actual income tax expense (benefit) differs from the "expected" tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 34% for each period as follows:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                          -----------------------------------------------
                                                                                  1998                     1997
                                                                          ---------------------   -----------------------
              Computed "expected" tax expense
                   (benefit)                                                     (34.0%)                 (34.0%)
              Nondeductible expenses                                                .2%                    2.6%
              State income taxes                                                    .2%                     .6
              Change in valuation allowance                                       33.8%                   31.4%
                                                                          ---------------------   -----------------------
                                                                                    .2%                     .6%
                                                                          =====================   =======================

         The components of the net deferred tax assets are as follows at December 31, 1998:

             Current deferred tax assets:
                  Vacation accrual                                                               $         16,030
                  Allowance for bad debts                                                                  94,180
                  Accrued expenses                                                                         90,610
                                                                                                 -------------------------
                                                                                                 $        200,820
                  Valuation allowance                                                                    (200,820)
                                                                                                 -------------------------
                         Net current deferred tax assets                                         $              -
                                                                                                 =========================

             Noncurrent deferred tax assets:
                  Depreciation                                                                   $         37,260
                  Net operating loss carryforward                                                       3,075,280
                                                                                                 -------------------------
                                                                                                        3,112,540
                  Valuation allowance                                                                  (3,112,540)
                                                                                                 -------------------------
                         Net noncurrent deferred tax assets                                      $              -
                                                                                                 =========================

         As of December 31, 1998, the Company has available net operating loss carryforwards for income tax purposes of $8,035,000 which expire in the years 1999-2018. The Company has state net operating loss carryforwards of $3,884,000 which expire in the years 2000-2003. The benefit of the

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         operating loss available to offset future taxable income may be subject to reduction or limitation of use as a result of certain consolidated return filing regulations and limitations relating to a 50% change in ownership.

12.      RELATED PARTY TRANSACTIONS:

         During 1998, the Company received cash pursuant to notes payable issued to related parties. At December 31, 1998, the Company had the following notes payable to related parties:

                 Note payable to shareholder and relative of the Chief Executive Officer;
                 interest only payable monthly at 8.5%; principal due August 2000; secured by
                 land and building.                                                             $            700,000

                 Note payable to Chief Executive Officer; interest only payable monthly at
                 10%; principal due December 2020; unsecured.                                                257,000

                 Various notes payable to shareholders; interest at 10%; principal and
                 interest due at various dates throughout 1999; unsecured.                                   731,306
                                                                                                -----------------------
                                                                                                           1,688,306
                 Current Portion                                                                             731,306
                                                                                                -----------------------
                                                                                                $            957,000
                                                                                                =======================

         Accrued interest on notes payable to related parties was $51,814 at December 31, 1998. Interest expense on these notes was $95,885 in 1998. No interest on notes payable to related parties was incurred in 1997.

         The Company currently provides office space without charge to a law practice operated by the Company's CEO.

13.      EMPLOYEE DEFINED CONTRIBUTION PLAN:

         Effective February 1, 1997, the Company adopted a Deferred Compensation Simple IRA Plan (the "Plan") covering all full-time employees. To be eligible to participate in the Plan, employees must be expected to earn at least $5,000 annually. Employees involved in the Plan may contribute up to $6,000 of their compensation, on a pre-tax basis, subject to statutory and Internal Revenue Service guidelines. Contributions to the Plan are invested at the direction of the participant. The Company made matching contributions of $12,000 and $11,000 to the Plan during the years ended December 31, 1998 and 1997, respectively.

14.      COMMITMENTS AND CONTINGENCIES:

         LEASES

         The Company has operating lease commitments for its office space, which expire over the next two years. The following is a schedule of future minimum lease payments for operating leases (with initial or remaining terms in excess of one year) as of December 31, 1998:

                      DECEMBER 31,
                        1999                          $          39,000
                        2000                                     36,000

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Rental expense for all operating leases was $1,800,000 and $1,052,000 for 1998 and 1997, respectively.

         LITIGATION AND OTHER CLAIMS

         The Company is a defendant in a wrongful death suit relating to an accident involving one of its drivers. The claim was turned over to the Company's insurance carriers and was settled within coverage limits.

         The Company is obligated under its liability and property damage insurance policies for losses up to the specific policy deductibles as a result of accidents and claims incurred. Accrued loss reserves of $68,402 as of December 31, 1998 were recorded to cover these potential claims.


15.      SUBSEQUENT EVENTS

         In January 1999, the Company issued an aggregate of 750,100 shares of common stock to outside consultants in exchange for services to be provided.

         On May 24, 1999, the Company issued to its CEO and President/COO 200,000 shares of common stock each for services to be provided through December 31, 2000.

         In the first quarter of 1999, Mid-Cal Express, Inc. granted Credit Managers Association of California (CMA), trustee for all creditors of Mid-Cal Express, Inc., a security interest in all assets of discontinued operations and the investments held in escrow. CMA will represent the creditors in a voluntary work-out plan for the satisfaction of the debts of Mid-Cal Express, Inc.