Form 10QSB
period 1999-03-31
PRIME COMPANIES INC
filed 1999-07-07
CIK 1041581

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           ------------------------------------------------------------

                                   FORM 10-QSB

                 Quarter Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

           ------------------------------------------------------------


For Quarter Ended March 31, 1999                 Commission File Number 0-22919

                              PRIME COMPANIES, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

        Delaware                                                 52-2031531
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                             Identification No.)

        155 Montgomery Street, Suite 406, San Francisco, California 94104
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

        (415) 398-4242
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    No   X
                                              ---    ---

         The number of shares of common stock outstanding as of May 31, 1999 was 5,807,552.

                                     PRIME COMPANIES, INC.
                            AND CONSOLIDATED SUBSIDIARY COMPANIES


                                          INDEX


Part I - Financial Information                                                    Page
------------------------------                                                    ----
Item 1.      Financial Statements:

             Condensed Consolidated Balance Sheets--March 31, 1999
               and December 31, 1998                                               3

             Condensed Consolidated Statements of Operations--Three
               Months Ended March 31, 1999 and 1998                                5

             Condensed Consolidated Statements of Cash Flows--Three
               Months Ended March 31, 1999 and 1998                                7

             Notes to Condensed Consolidated Financial Statements                  9

Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                              12

Part II - Other Information
---------------------------
Item 1.      Legal Information                                                    14

Item 5.      Other Information                                                    14

Signatures                                                                        15

                              PRIME COMPANIES, INC.
                    AND CONSOLIDATED SUBSIDIARY COMPANIES


                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            March 31,            December 31,
                                                                                               1999                   1998*
                                                                                            -----------          ------------
                                                                                            (Unaudited)
                        ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                             $    40,638               8,828
     Investments held in escrow                                                              1,800,000           1,800,000
     Deposits and other current assets                                                           1,018              10,618
     Property held for sale                                                                    853,324             853,324
     Net assets of discontinued operations                                                     391,638           1,372,463
                                                                                           -----------         -----------
        TOTAL ASSETS                                                                       $ 3,086,618         $ 4,045,233
                                                                                           -----------         -----------
                                                                                           -----------         -----------




*  Condensed from audited financial statements.

                                       Continued
                                           3

                                   PRIME COMPANIES, INC.
                         AND CONSOLIDATED SUBSIDIARY COMPANIES


                         CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                            March 31,            December 31,
                                                                                               1999                   1998*
                                                                                            -----------          ------------
                                                                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                                                         $    41,306             290,269
     Note payable to related party                                                             731,306             731,306
     Accounts payable and accrued liabilities                                                1,522,547           2,069,222
                                                                                           -----------         -----------
        TOTAL CURRENT LIABILITIES                                                            2,295,159           3,090,797

Note Payable to Related Parties                                                                915,695             957,000
                                                                                           -----------         -----------

        TOTAL LIABILITIES                                                                    3,210,854           4,047,797
                                                                                           -----------         -----------
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.0001 par value, 10,000,000 shares authorized,
            None issued and outstanding
     Common stock, shares authorized 50,000,000, par value$.0001,
        5,807,552 shares were issued and outstanding at
        March 31,1999 and December 31, 1998, respectively                                          581                 581
     Additional paid-in capital                                                              7,945,116           7,945,116
     Retained deficit                                                                       (8,069,933)         (7,946,261)
                                                                                           -----------         -----------
                  Total stockholders' equity (deficit)                                        (124,236)             (2,564)

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               $ 3,086,618         $ 4,045,233
                                                                                           -----------         -----------
                                                                                           -----------         -----------

*  Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             PRIME COMPANIES, INC.
                     AND CONSOLIDATED SUBSIDIARY COMPANIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                        ----------------------------------------
                                                                                               1999                   1998
                                                                                        ------------------    ------------------
GENERAL AND ADMINISTRATIVE EXPENSE                                                      $          120,642    $          121,057
                                                                                        ------------------    ------------------

OTHER INCOME (EXPENSE):
     Investment income                                                                                  --               630,153
     Interest income                                                                                    --                 4,300
     Rental income                                                                                  28,800                28,800
     Other income                                                                                       --                 3,068
     Interest expense                                                                              (28,625)                   --
     Other expense                                                                                      --                    --
                                                                                        ------------------    ------------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR
     INCOME TAXES                                                                                 (120,467)              545,264

PROVISION FOR INCOME TAX                                                                             1,205                    --
                                                                                        ------------------    ------------------

NET INCOME  (LOSS) FROM CONTINUING OPERATIONS                                                     (121,672)              545,264

LOSS FROM DISCONTINUED OPERATIONS:
     Loss from operations of transportation segment, net
        Of applicable income taxes of $0 and $2,187 for the
        three months ended March 31, 1999 and 1998 respectively                                         --              (604,357)
                                                                                        ------------------    ------------------

NET (LOSS)                                                                              $         (121,672)   $          (59,093)
                                                                                        ------------------    ------------------
                                                                                        ------------------    ------------------

                                     Continued
                                         5

                                PRIME COMPANIES, INC.
                       AND CONSOLIDATED SUBSIDIARY COMPANIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                    Three Months Ended
                                                                                                        March 31,
                                                                                        ---------------------------------------
                                                                                               1999                   1998
                                                                                        -----------------     -----------------
BASIC AND DILUTED PER SHARE INFORMATION:

     Income (loss) from continuing operations                                           $           (.02)     $            0.14
     Loss from discontinued operations                                                                 --                  (.16)
                                                                                        -----------------     -----------------
     Net (loss)                                                                         $           (.02)     $           (0.02)
                                                                                        -----------------     -----------------
                                                                                        -----------------     -----------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                  5,807,552              3,843,124
                                                                                        -----------------     -----------------
                                                                                        -----------------     -----------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               PRIME COMPANIES, INC.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                        ----------------------------------------
                                                                                               1999                   1998
                                                                                        ------------------    ------------------
Cash flows from operating activities:
     Net income (loss) from continuing operations                                       $         (121,672)   $          545,164
     Adjustments to reconcile net income (loss) from
        continuing operations to net cash provided by
        operating activities from continuing operations:
           Deferred income                                                                              --              (604,300)
           Changes in operating assets and liabilities:
                  Trading securities                                                                                     144,465
                  Other current assets                                                               9,600                (1,370)
                  Accounts payable and accrued liabilities                                          44,177                 2,832
                                                                                        ------------------    ------------------
                      Net cash provided by (used in ) operating activities
                           from continuing operations                                              (67,895)               86,791
                                                                                        -------------------   ------------------

     Loss from operations of discontinued transportation segment                                        --              (604,357)
     Adjustments to reconcile loss from operations of
        discontinued transportation segment to net cash
        used in operating activities of discontinued segment:
           Depreciation                                                                                 --               202,465
           Gain (loss) on disposition of assets                                                        300                 2,100
           Provision for bad debts                                                                  60,800                 7,300
        (Increase) decrease in operating assets:
           Accounts receivable                                                                     753,902               (74,869)
           Deposits                                                                                     --                  (418)
           Driver advance                                                                          (60,519)              (28,860)
           Inventories                                                                                  --                 7,444
           Prepaid expenses                                                                        115,204               235,238
        Increase (decrease) in:
           Accounts payable and accrued liabilities                                               (591,714)              (77,459)
           Deferred expense credit                                                                      --                (9,375)
                                                                                        ------------------    ------------------
                  Net cash provided by (used in) operating activities of
                      discontinued segment                                                         277,973              (340,791)
                                                                                        ------------------    -------------------

                                    Continued
                                        7

                              PRIME COMPANIES, INC.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES


                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                        ----------------------------------------
                                                                                               1999                   1998
                                                                                        ------------------    ------------------
Cash flows from investing activities:
     Purchases of property and equipment                                                $               --    $          (24,600)
     Proceeds from assets held for sale                                                              3,070                    --
     Collections on notes receivable                                                                    --               421,723
                                                                                        ------------------    ------------------
                  Net cash (used in) investing activities                                            3,070               397,123
                                                                                        ------------------    ------------------

Cash flows from financing activities:
     Proceeds from short-term debt                                                      $               --    $          400,000
     Principal payments on long-term debt                                                               --              (220,537)
     Principal payments on loan payable                                                           (181,338)               59,000
     Margin account payable                                                                             --              (308,700)
                                                                                        ------------------    -------------------
                  Net cash provided by financing activities                                       (181,338)             (188,237)
                                                                                        -------------------   ------------------

Increase (decrease) in cash and cash equivalents                                                    31,810               (45,114)
Cash and cash equivalents, beginning of period                                                       8,828               201,569
                                                                                        ------------------    ------------------
Cash and cash equivalents, end of period                                                $           40,638    $          156,455
                                                                                        ------------------    ------------------
                                                                                        ------------------    ------------------

Supplemental disclosure of non-cash transactions:

     Cash paid for:
        Interest                                                                        $           28,625    $          128,200
                                                                                        ------------------    ------------------
                                                                                        ------------------    ------------------

        Income Taxes                                                                    $            3,265    $            5,280
                                                                                        ------------------    ------------------
                                                                                        ------------------    ------------------

Non-cash investing and financing transactions:
     Purchase of property and equipment with debt                                       $               --    $           27,300
                                                                                        ------------------    ------------------
                                                                                        ------------------    ------------------

     Decrease in asset held for sale with reduction in debt                             $          108,930    $               --
                                                                                        ------------------    ------------------
                                                                                        ------------------    ------------------

     Increase in note receivable in exchange for debt                                   $               --    $          196,271
                                                                                        ------------------    ------------------
                                                                                        ------------------    ------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                        8

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

2.   STATEMENT OF INFORMATION FURNISHED

     The condensed consolidated balance sheet as of March 31, 1999 and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Prime Companies, Inc., and their cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1998.

     Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform with the current presentation. Such reclassifications had no effect on net loss.

     PRIOR PERIOD ADJUSTMENT

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

The accompanying notes are an integral part of these condensed consolidated financial statements.

     DISCONTINUED OPERATIONS

Having experienced significant losses in the operations of its trucking and logistics subsidiaries, the company's Board of Directors decided to discontinue the operation of these subsidiaries through an orderly liquidation. The Company ceased operations effective December 30, 1998. In connection with the discontinuance, the Company sold the operating assets of its trucking and logistics operations to UST in exchange for 400,000 shares of UST common stock, UST's assumption of $3,351,359 of underlying debt, and UST's assumption of certain operating leases. All other leases were terminated effective December 31, 1998. All assumed debt and operating lease payments aggregating approximately $2,547,000 are guaranteed by the Company. These obligations expire in varying amounts through June 2003. UST's stock was valued at $4.50 per share based on the average quoted market price of the stock for a period of three days prior and after the transaction was agreed to. Operating assets not acquired by UST have been reduced to their estimated realizable value. The sale resulted in a net gain of $1,135,536..

     The net assets of discontinued operations consisted of the following:

                                                                               March 31,              December 31,
                                                                                 1999                     1998
                                                                       ----------------------    ----------------------
     Accounts receivable, net                                          $              267,750    $              929,529
     Prepaid expenses                                                                      --                   207,046
     Equipment                                                                             --                   112,000
     Deposits                                                                         123,888                   123,888
                                                                       ----------------------    ----------------------

         Net assets of discontinued operations                         $              391,638    $            1,372,463
                                                                       ----------------------    ----------------------
                                                                       ----------------------    ----------------------

     The trucking and logistics operations generated revenues of $4,136,000 for the three months ended March 31, 1998. Loss from operations of transportation segment included interest expense of $129,551 for the three months ended March 31, 1998.

     COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company has operating lease commitments for its office space, which expire over the next two years. The following is a schedule of future minimum lease payments for operating leases (with initial or remaining terms in excess of one year) as of March 31, 1999:

                        March 31,
                ----------------------------
                          2000                                                                   $             39,000
                          2001                                                                                 27,000

         LITIGATION AND OTHER CLAIMS

         The Company is a defendant in a wrongful death suit relating to an accident involving one of its drivers. The claim was turned over to the Company's insurance carriers and was settled within coverage limits.

The accompanying notes are an integral part of these condensed consolidated financial statements.

         The Company is obligated under its liability and property damage insurance policies for losses up to the specific policy deductibles as a result of accidents and claims incurred. Accrued loss reserves of $68,402 as of December 31, 1998 were recorded to cover these potential claims.

         SUBSEQUENT EVENTS

         On May 24, 1999, the Company issued to its CEO and President/COO 200,000 shares of common stock each (in lieu of cash compensation) for services to be provided through December 31, 2000.

         In the first quarter of 1999, Mid-Cal Express, Inc. granted Credit Managers Association of California (CMA), trustee for all creditors of Mid-Cal Express, Inc., a security interest in all assets of discontinued operations and the investments held in escrow. CMA will represent the creditors in a voluntary work-out plan for the satisfaction of the debts of Mid-Cal Express, Inc.


3.   PROPERTY HELD FOR SALE

         Property held for sale consists of the following at December 31, 1998 and March 31, 1999:

              Land                                                                               $            520,162
              Building and improvements                                                                       349,985
                                                                                                 --------------------
                                                                                                              870,147
              Less accumulated depreciation                                                                   (16,823)
                                                                                                 --------------------
                                                                                                 $            853,324
                                                                                                 --------------------
                                                                                                 --------------------

     The property was leased to a third party under a non-cancelable operating lease, which expired in June 1999. The lease provided for monthly rentals of $9,600. Rental revenue for the three months ended March 31, 1999 and 1998 was approximately $29,000, respectively. At March 31, 1999, future minimum lease payments of $28,800 were due in 1999.

4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consisted of the following:

                                                          March 31,           December 31,
                                                            1999                  1998
                                                     ------------------    ------------------
     Accounts payable                                $        1,123,673    $        1,042,914
     Accrued compensation and related                            49,780               257,468
     Accrued purchased transportation                            87,549               274,083
     Accrued interest                                            57,560               139,668
     Accrued insurance                                               --               120,856
     Claims loss reserve                                         32,912                68,402
     Other accrued expenses                                     171,073               165,831
                                                     ------------------    ------------------
       Total                                         $        1,522,547    $        2,069,222
                                                     ------------------    ------------------
                                                     ------------------    ------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MANAGEMENT'S PLAN OF OPERATION

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

PLAN OF OPERATION

         The following discussion provides information of the Company's plan of operations for the next twelve months. The discussion should be read in conjunction with the Company's un-audited financial statements included elsewhere herein.

         Effective December 30, 1998 the Company discontinued its transportation services segment, which operated its "Express" and "Logistics" subsidiaries. Having experienced significant losses in the Company's transportation operations through June 30, 1998 management began a review of the entire transportation group. Continued losses in the "Express" subsidiary without improvement led management and the Board of Directors in December 1998 to decide to discontinue long-haul transportation services. Faced with equipment licensing costs at the end of December 1998, the Company entered into an Asset Buy-Sell Agreement with Gulf Northern Transport, Inc., effective December 30, 1998, which effectively discontinued operations in the long-haul transportation segment.

The accompanying notes are an integral part of these condensed consolidated financial statements.

         During the year ended December 31, 1998 and 1997 the Company's transportation segment generated revenues of $18,633,000 and $15,958,000, respectively and losses of approximately $3,282,000 and $1,159,000, respectively, exclusive of a gain on the sale of the "Express" subsidiary of approximately $1,240,000 during the year ended December 31, 1998.

         The Company is currently pursuing investments in technology-based business activities that management believes will have future profit potential. If the Company is successful in obtaining such technology, it will require substantial additional capital to commercialize and market the technology. There can be no assurance that the Company will be successful in any of these efforts.

         Management estimates that the Company will need at least $200,000 in cash to cover its overhead expenses during the next twelve months. Proceeds from the sale of its Fontana real estate is expected to yield at least $300,000 net of commissions after repayment of the related mortgage note payable. Additional financing is expected to be available in the form of short-term credit provided by affiliates.

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

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               PRIME COMPANIES, INC.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES




Part II.          Other Information

ITEM 1.           Legal Information
                  During the quarter ended March 31, 1988, one of the Company tractors was involved in an accident, which resulted in numerous personal injuries. Claims resulting from this incident were very substantial, and were settled within policy limits. Management's opinion is that there was adequate insurance coverage for these claims.

ITEM 5.           OTHER INFORMATION

Market for Registrant's Common Equity and Related Stockholder Matters.

                  The Company traded its stock on the Over the Counter Bulletin Board Exchange under the trading symbol of PRMC. As of March 31, 1998, the Company's shares were trading at $.25 per share.

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


The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PRIME COMPANIES, INC.
                                           -------------------------------
                                           Registrant



DATED: July 6, 1999                        /s/ Irving Pfeffer
                                           -------------------------------
                                           Irving Pfeffer
                                           Chairman/CEO



DATED: July 6, 1999                        /s/ David Lefkowitz
                                           -------------------------------
                                           David Lefkowitz
                                           President and COO




The accompanying notes are an integral part of these condensed consolidated financial statements.
                                      15