Form 10QSB
period 1999-06-30
PRIME COMPANIES INC
filed 1999-08-16
CIK 1041581

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB

                 Quarter Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended June 30, 1999               Commission File Number 0-22919

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requires for the past 90 days. Yes___ No X___

 The number of shares of common stock outstanding as of July 31, 1999 was 6,557,652

                              PRIME COMPANIES, INC.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES


                                  INDEX

PART I - FINANCIAL INFORMATION                                                        PAGE
------------------------------                                                        ----

Item 1.      Financial Statements:

             Condensed Consolidated Balance Sheets--June 30, 1999
               and December 31, 1998                                                      3

             Condensed Consolidated Statements of Operations--Three
               and Six Months Ended June 30, 1999 and 1998                                5

             Condensed Consolidated Statements of Cash Flows--Six
               Months Ended June 30, 1999 and 1998                                        7

             Notes to Condensed Consolidated Financial Statements                         9

Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                     11

PART II - OTHER INFORMATION
------------------------------

Item 1.      Legal Information                                                           14

Item 5.      Other Information                                                           14

Item 14.     Exhibits and Reports on Form 8-K                                            14

Signatures                                                                               15

                              PRIME COMPANIES, INC.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                              June 30,             December 31,
                                                                                                1999                   1998*
                                                                                     --------------------     -------------------
                                                                                            (Unaudited)
                        ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                          $           60,314                 8,828
     Investments held in escrow                                                                  1,800,000             1,800,000
     Deposits and other current assets                                                               1,018                10,618
     Property held for sale                                                                        853,324               853,324
     Net assets of discontinued operations                                                         318,514             1,372,463
                                                                                        ------------------    ------------------

        TOTAL ASSETS                                                                    $        3,033,170    $        4,045,233
                                                                                        ==================    ==================




*  Condensed from audited financial statements.



                                  Continued
                                      3

                              PRIME COMPANIES, INC.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                             June 30,             December 31,
                                                                                               1999                   1998*
                                                                                        ------------------    ------------------
                                                                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                                                      $           41,306               290,269
     Note payable to related party                                                                 731,306               731,306
     Accounts payable and accrued liabilities                                                    1,538,667             2,069,222
                                                                                        ------------------    ------------------

        TOTAL CURRENT LIABILITIES                                                                2,311,279             3,090,797

Note Payable to Related Parties                                                                    931,694               957,000
                                                                                        ------------------    ------------------

        TOTAL LIABILITIES                                                                        3,242,973            4,,047,797
                                                                                        ------------------    ------------------
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.0001 par value, 10,000,000 shares authorized,
            None issued and outstanding
     Common stock, shares authorized 50,000,000, par value$.0001, 6,557,652 and
        5,807,552 shares were issued and outstanding
        at June 30, 1999 and December 31, 1998, respectively                                           701                   581
     Additional paid-in capital                                                                  8,253,034             7,945,116
     Retained deficit                                                                           (8,463,538)           (7,946,261)
                                                                                        -------------------   -------------------
                  Total stockholders' equity (deficit)                                            (209,803)               (2,564)

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $        3,033,170    $        4,045,233
                                                                                        ==================    ==================




*  Condensed from audited financial statements.


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              PRIME COMPANIES, INC.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                               Three Months Ended                       Six Months Ended
                                                                    June 30,                                June 30,
                                                     -------------------------------------     -----------------------------------
                                                            1999                1998                 1999               1998
                                                     ------------------   ----------------     ---------------     ---------------

GENERAL AND ADMINISTRATIVE EXPENSE                   $          384,180   $       126,526      $       504,822       $     247,583
                                                     ------------------   ---------------      ---------------     ---------------

OTHER INCOME (EXPENSE):
     Investment income                                               --               103                   --             630,256
     Interest income                                                 --            10,395                   --              14,695
     Rental income                                               19,200            28,800               48,000              57,600
     Other income                                                    --               241                   --               3,309
     Interest expense                                           (28,625)               --              (57,250)                 --
                                                     -------------------  ---------------      ----------------    ---------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE PROVISION FOR COME TAXES                           (393,605)          (86,987)            (514,072)            458,277

PROVISION FOR INCOME TAX                                             --                --                1,205                  --
                                                     ------------------   ---------------      ---------------     ---------------

NET INCOME  (LOSS) FROM CONTINUING OPERATIONS                  (393,605)          (86,987)            (515,277)            458,277

LOSS FROM DISCONTINUED OPERATIONS:
     Loss from operations of transportation
        Segment, net of applicable income taxes of
        $0 and $1,241 for the six months ended
        June 30, 1998                                                --          (687,042)                  --          (1,301,397)
                                                     ------------------   ----------------     ---------------     ---------------

NET (LOSS)                                           $         (393,605)  $      (784,029)     $      (515,277)      $    (843,120)
                                                     -------------------  ----------------     ----------------    ---------------

                                 Continued
                                     5

                              PRIME COMPANIES, INC.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months Ended                       Six Months Ended
                                                                    June 30,                                June 30,
                                                     -------------------------------------     -----------------------------------
                                                            1999                1998                 1999               1998
                                                     ------------------   ----------------     ---------------     ---------------
BASIC AND DILUTED PER SHARE INFORMATION:

     Income (loss) from continuing operations        $            (.06)   $          (.02)     $         (.08)        $       .12
     Loss from discontinued operations                              --               (.18)                  --               (.34)
                                                     ------------------   ----------------     ---------------     ---------------
     Net (loss)                                      $            (.06)   $          (.20)     $         (.08)        $      (.22)
                                                     ==================   ================     ===============     ===============


WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                                             6,557,652          3,859,788           6,500,000           3,851,788
                                                     ==================   ================     ===============     ===============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              PRIME COMPANIES, INC.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Six Months Ended
                                                                                                        June 30,
                                                                                     --------------------------------------------
                                                                                               1999                   1998
                                                                                     ---------------------    -------------------
Cash flows from operating activities:
     Net income  (loss) from continuing operations                                      $         (515,277)   $          458,277
     Adjustments to reconcile net income (loss) from
        continuing operations to net cash provided by
        operating activities from continuing operations:
           Stock issued for services                                                               308,038                51,000
           Changes in operating assets and liabilities:
                  Trading securities                                                                    --               146,224
                  Other current assets                                                               9,600                   470
                  Deferred Income                                                                       --              (605,000)
                  Accounts payable and accrued liabilities                                         155,545                32,573
                                                                                        ------------------    ------------------
                      Net cash provided by (used in) operating activities
                           from continuing operations                                              (42,094)               83,544
                                                                                        -------------------   ------------------

     (Loss) from operations of discontinued transportation segment                                      --            (1,301,397)
     Adjustments to reconcile loss from operations of
        discontinued transportation segment to net cash
        used in operating activities of discontinued segment:
           Depreciation                                                                                 --               409,443
           Gain (loss) on disposition of assets                                                        300                (9,503)
           Provision for bad debts                                                                  65,170                13,487
        (Increase) decrease in operating assets:
           Accounts receivable                                                                     831,396                 9,081
           Driver advance                                                                          (60,519)              (73,021)
           Inventories                                                                                  --                 5,324
           Investments                                                                                  --                    --
           Prepaid expenses                                                                        115,204                54,034
           Deposits                                                                                     --                  (140)
        Increase (decrease) in:
           Accounts payable and accrued liabilities                                               (695,703)              480,805
           Deferred expense credit                                                                      --               (18,750)
                                                                                        ------------------    -------------------
                  Net cash used in operating activities of
                      discontinued segment                                                         255,848              (430,637)
                                                                                        ------------------    -------------------

                                    Continued

                              PRIME COMPANIES, INC.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In Thousands)

                                                                                                    Six Months Ended
                                                                                                         June 30,
                                                                                       ------------------------------------------
                                                                                               1999                   1998
                                                                                       --------------------   -------------------
Cash flows from investing activities:
     Purchases of property and equipment                                                $               --    $          (54,000)
     Proceeds from assets held for sale                                                              3,070                23,000
     Proceeds from sale of equipment                                                                    --               114,000
     Collections on notes receivable                                                                    --               414,000
                                                                                        ------------------    ------------------
                  Net cash provided by investing activities                                          3,070               497,000
                                                                                        ------------------    ------------------

Cash flows from financing activities:
     Proceeds from short-term debt                                                      $           16,000    $          200,000
     Proceeds from long term debt                                                                       --               560,000
     Principal payments on long-term debt                                                              ---              (559,000)
     Principal payments on loan payable                                                           (181,338)             (109,000)
     Margin account payable                                                                             --              (308,000)
                                                                                        ------------------    -------------------
                  Net cash (used in) financing activities                                         (165,338)             (216,000)
                                                                                        -------------------   -------------------

Increase (decrease) in cash and cash equivalents                                                    51,486               (66,093)
Cash and cash equivalents, beginning of period                                                       8,828               200,569
                                                                                        ------------------    ------------------
Cash and cash equivalents, end of period                                                $           60,314    $          134,476
                                                                                        ==================    ==================

Supplemental disclosure of non-cash transactions:

     Cash paid for:
        Interest                                                                        $           57,250    $          261,000
                                                                                        ==================    ==================

        Income Taxes                                                                    $            1,205    $            7,000
                                                                                        ==================    ==================

Noncash investing and financing transactions:
     Purchase of property and equipment with debt                                       $               --    $          716,000
                                                                                        ==================    ==================

     Decrease in asset held for sale with reduction in debt                             $          108,930    $               --
                                                                                        ==================    ==================

     Decrease of property and equipment with reduction
        in additional paid-in capital                                                   $               --    $          308,000
                                                                                        ==================    ==================

         The accompanying notes are an integral part of these condensed consolidated financial statements.





     Increase in note receivable in exchange for debt                                   $               --    $          257,000
                                                                                        ==================    ==================

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

2.   STATEMENT OF INFORMATION FURNISHED

     The condensed consolidated balance sheet as of June30, 1999 and the related condensed consolidated statements of operations and cash flows for the six moths ended June 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Prime Companies, Inc., and their cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

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

     DISCONTINUED OPERATIONS

         Having experienced significant losses in the operations of its trucking and logistics subsidiaries, the Company's Board of Directors decided to discontinue the operation of these subsidiaries through an orderly liquidation. The Company ceased operations effective December 30, 1998. In connection with the discontinuance, the Company sold the operating assets of its trucking and logistics operations to Gulf Northern Transport, Inc. (GNT), a wholly-owned subsidiary of U.S. Trucking, Inc.
         (UST) in exchange for 400,000 shares of UST common stock, GNT's assumption of $3,351,359 of underlying debt, and GNT's assumption of certain operating leases. All other leases were terminated effective December 31, 1998. All assumed debt and operating lease payments aggregating approximately $2,547,000 are guaranteed by the Company. These obligations expire in varying amounts through June 2003. In the first quarter of 1999, Mid-Cal Express, Inc. granted Credit Managers Association of California (CMA), trustee for all creditors of Mid-Cal Express, Inc., a security interest in all assets of discontinued operations and the investments held in escrow. CMA will represent the unsecured creditors in a voluntary work-out plan for the 100% satisfaction of the unsecured debts of Mid-Cal Express, Inc.
          UST's stock was valued at $4.50 per share base based on the average quoted market price of the stock for a period of three days prior and after the transaction was agreed to. Operating assets not acquired by GNT have been reduced to their estimated realizable value. The sale resulted in a net gain of $1,135,536.

     The net assets of discontinued operations consisted of the following:

                                                                               June 30,               December 31,
                                                                                 1999                     1998
                                                                       -------------------       --------------------
     Accounts receivable, net                                          $           194,626       $           929,529
     Prepaid expenses                                                                   --                   207,046
     Equipment                                                                          --                   112,000
     Deposits                                                                      123,888                   123,888
                                                                       -------------------       --------------------
         Net assets of discontinued operations                         $           318,514.      $         1,372,463
                                                                       ====================      ======================

     The trucking and logistics operations generated revenues of $4,518,000 and $8,654,000 for the three and six months ended June 30, 1998. Loss from operations of transportation segment included interest expense of $163,000 and 315,000 for the three and six months ended June 30, 1998.

     COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company has operating lease comments for its office space, which expire over the next two years. The following is a schedule of future minimum lease payments for operating leases (with initial or remaining terms in excess of one year) as of December 31, 1998:

                      DECEMBER 31,
                          1999                                         $  39,000
                          2000                                            36,000

         Rental expense for all operating leases was $367,000 and $631,000 for the three and six months ended June 30, 1998. There was no operating lease expense for the comparable 1999 periods.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

         LITIGATION AND OTHER CLAIMS

         The Company was a defendant in a wrongful death suit relating to an accident involving one of its drivers. The claim was settled within coverage limits.

         The Company is obligated under its liability and property damage insurance policies for losses up to the specific policy deductibles as a result of accidents and claims incurred. Accrued loss reserves of $40,856 as of June 30, 1999 were recorded to cover these potential claims.

         SUBSEQUENT EVENTS

         On July 29, 1999, Prime Companies, Inc. entered into a Binding Letter of Intent for Sale of Common Stock whereby, in consideration of a private placement issue of 18,000,000 of the authorized but unissued common stock, it acquired one hundred percent of the issued and outstanding common stock of Worldnet Tel.com Inc. from the shareholders of that corporation. The principal assets of Worldnet Tel.com Inc.
         were twelve exclusive licenses granted by the FCC.

3.   PROPERTY HELD FOR SALE

         Property held for sale consists of the following at December 31, 1998 and June 30, 1999:

              Land                                                                               $            520,162
              Building and improvements                                                                       349,985
                                                                                                 --------------------
                                                                                                              870,147
              Less accumulated depreciation                                                                   (16,823)
                                                                                                 $            853,324
                                                                                                 ====================

     The property was currently leased to a third party under a non-cancelable operating lease which expired in June 1999. The lease provided for monthly rentals of $9,600. Rental revenue for the three months ended March 31, 1999 and 1998 was approximately $29,000, respectively. At March 31, 1999, future minimum lease payments of $28,800 were due in 1999.

4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consisted of the following:

                                                           June 30,            December 31,
                                                            1999                   1998
                                                    -------------------    --------------------

     Accounts payable                                $        1,157,341             1,042,914
     Accrued compensation and related                           125,105               257,468
     Accrued purchased transportation                            87,549               274,083
     Accrued interest                                            57,560               139,668
     Accrued insurance                                               --               120,856
     Claims loss reserve                                         40,856                68,402
     Other accrued expenses                                      70,256               165,811
                                                     ------------------    ------------------


         The accompanying notes are an integral part of these condensed consolidated financial statements.




       Total                                         $        1,538,667    $        2,069,222
                                                     ==================    ==================


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

                            PRIME COMPANIES, INC.
                  AND CONSOLIDATED SUBSIDIARY COMPANIES



Part II.          Other Information

ITEM 1.           Legal Information
                  During the quarter ended March 31, 1998, one of the Company tractors was involved in an accident, which resulted in numerous personal injuries. Claims resulting from this incident were very substantial. There was adequate insurance coverage for these claims, which were settled in 1999.

ITEM 5.           OTHER INFORMATION

Market for Registrant's Common Equity and Related Stockholder Matters.

                  The Company's stock trades under the trading symbol of OTC:BB:PRMC on the over-the-counter bulletin board market. As of June 30, 1999, shares were trading at $0.25 per share.

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

Item 14.     Exhibits and Reports on Form 8-K
                  None


         The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PRIME COMPANIES, INC.
                               ---------------------------------------
                               Registrant



DATED: August 9, 1999          /s/ Irving Pfeffer
                               --------------------------------------
                               Irving Pfeffer
                               Chairman/CEO


         The accompanying notes are an integral part of these condensed consolidated financial statements.