Form 10QSB
period 1999-09-30
PRIME COMPANIES INC
filed 1999-11-22
CIK 1041581

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10 - QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                              -------------------
                                       OR

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-22919
                                               --------

                              PRIME COMPANIES, INC.
                              ---------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                  52-2031531
                 --------                                  ----------
      (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

    2975 TREAT BLVD., #C8, CONCORD, CA                        92008
    ----------------------------------                        -----
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER (925) 687-9669
                                             ---------------

   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
        REPORT) 155 MONTGOMERY STREET, SUITE 406, SAN FRANCISCO, CA 94104
        -----------------------------------------------------------------

 CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER
         PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS),
   AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                  YES X  NO
                                     ---   ---

 AS OF SEPTEMBER 30, 1999, 25,007,742 SHARES OF COMMON STOCK, $.001 PAR VALUE,
                               WERE OUTSTANDING.

                                      INDEX

                                                                                        Page
                                                                                      Number
                                                                                      ------
PART I   FINANCIAL INFORMATION
         Item 1   Financial Statements:
                  Condensed Consolidated Balance Sheet
                  as of September 30, 1999                                                3

                  Condensed Consolidated Statements of Operations for the
                  Three and Nine Months ended September 30, 1999 and 1998                 4

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months ended September 30, 1999 and 1998                           5

                  Notes to Condensed Consolidated Financial Statements                    6

         Item 2   Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                        7


PART II  OTHER INFORMATION

                  Exhibits and Reports of Form 8-K                                       10

                  Signatures                                                             11

                          PART I FINANCIAL INFORMATION
                           Item 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
Prime Companies, Inc. and Subsidiaries

ASSETS                                                                                    SEPTEMBER 30, 1999
                                                                                          ------------------
                                                                                              (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                                               $     55,670
     Investments held in escrow                                                                 1,800,000
     Accounts receivable, net                                                                      11,210
     Inventory                                                                                     18,550
     Prepaid expenses and other current assets                                                     24,597
     Assets held for sale                                                                       1,399,838
                                                                                             ------------
         TOTAL CURRENT ASSETS                                                                   3,309,865

PROPERTY AND EQUIPMENT, net                                                                        76,775

LICENSES, NET                                                                                   1,077,913
                                                                                             ------------
TOTAL ASSETS                                                                                 $  4,464,553
                                                                                             ------------
                                                                                             ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Notes Payable                                                                           $  1,045,640
     Notes payable - related parties                                                              782,612
     Accounts Payable and accrued liabilities                                                   1,653,483
     Deferred income                                                                               25,000
                                                                                             ------------
         TOTAL CURRENT LIABILITIES                                                              3,506,735

NOTES PAYABLE - RELATED PARTIES                                                                   932,194
                                                                                             ------------
         TOTAL LIABILITIES                                                                      4,438,929
                                                                                             ------------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.0001 par value, 10,000,000 shares authorized,
         none issued and outstanding                                                                   -
     Common stock, $.001 par value, 50,000,000 shares authorized,
         25,007,742 issued and outstanding                                                          2,501
     Accumulated Deficit                                                                         (476,877)
     Unrealized gain on investments                                                               500,000
                                                                                             ------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                      25,624
                                                                                             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                         $  4,464,553
                                                                                             ------------
                                                                                             ------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Prime Companies, Inc. and Subsidiaries

                                                                 Three months ended                  Nine months ended
                                                        --------------------------------      -------------------------------
                                                        SEPTEMBER 30,      September 30,      SEPTEMBER 30,     September 30,
                                                        -------------      -------------      -------------     -------------
                                                            1999               1998              1999               1998
                                                            ----               ----              ----               ----
                                                         (UNAUDITED)        (Unaudited)       (UNAUDITED)       (Unaudited)
SALES REVENUES                                           $  127,393         $  84,520         $  281,279        $  206,526

COSTS AND EXPENSES
    Cost of Sales                                            39,322            33,172             99,355            73,697
    Selling, General & Administrative                       101,644            42,102            218,005            98,998
                                                         ----------         ---------         ----------        ----------
         Total costs and expenses                           140,966            75,274            317,360           172,695
                                                         ----------         ---------         ----------        ----------

INCOME (LOSS) FROM OPERATIONS                               (13,573)            9,246            (36,081)           33,831

INTEREST EXPENSE                                             22,986             4,932             37,458             9,864
                                                         ----------         ---------         ----------        ----------
NET INCOME (LOSS)                                        $  (36,559)        $   4,314         $  (73,539)       $   23,967
                                                         ----------         ---------         ----------        ----------
                                                         ----------         ---------         ----------        ----------

BASIC & DILUTED INCOME (LOSS) PER SHARE                  $    *    )        $    *            $     *           $     *
                                                         ----------         ---------         ----------        ----------
                                                         ----------         ---------         ----------        ----------


Weighted Average Shares                                  21,808,555        18,000,000         19,283,469        18,000,000
                                                         ----------         ---------         ----------        ----------
                                                         ----------         ---------         ----------        ----------

         *  LESS THAN $0.01 PER SHARE

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Prime Companies, Inc. and Subsidiaries

                                                                                 Nine months ended
                                                                           ----------------------------
                                                                           SEPTEMBER 30,  SEPTEMBER 30,
                                                                           -------------  -------------
                                                                               1999           1998
                                                                               ----           ----
                                                                           (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                                    $   (73,539)   $    23,967
     Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
         Depreciation and Amortization                                         12,403         11,306
         Changes in operating assets and liabilities:
              Current assets                                                  (33,501)       (20,332)
              Current liabilities                                              43,863         27,030
                                                                          -----------    -----------
                  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (50,774)        41,971
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                       (5,162)        (9,935)
     Purchases of licenses                                                 (1,032,440)          -
                                                                          -----------    -----------
                  NET CASH USED IN INVESTING ACTIVITIES                    (1,037,602)        (9,935)
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Capital contributions                                                     53,092           -
     Capital distribution                                                        -           (31,711)
     Payments on notes payable - related parties                              (25,000)       (19,250)
     Proceeds from notes payable - related parties                             10,000           -
     Proceeds from notes payable                                            1,045,640           -
     Cash received from reverse merger                                         60,314           -
                                                                          -----------    -----------
                  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       1,144,046        (50,961)
                                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           55,670        (18,925)

CASH AND CASH EQUIVALENTS, beginning of period                                    -           18,925
                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                  $    55,670    $      -
                                                                          -----------    -----------
                                                                          -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                          $    37,458    $     9,864
                                                                          -----------    -----------
                                                                          -----------    -----------
   Taxes paid                                                             $      -       $      -
                                                                          -----------    -----------
                                                                          -----------    -----------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                     PRIME COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The condensed consolidated balance sheet as of September 30, 1999, the related condensed consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Prime Companies, Inc. and subsidiaries as of September 30, 1999, the results of their operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

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

2.       ORGANIZATION AND NATURE OF OPERATIONS

         Pursuant to an Agreement and Plan of Merger (the "Agreement") between Prime Companies, Inc. ("Prime"), a Delaware Corporation, a nonoperating public shell, and Worldnet Tel.com, Inc. (Worldnet), Worldnet was merged into Prime through a merger effective August 11, 1999.

         For financial statement purposes, Worldnet was considered the acquiring company, and this transaction has been treated as a purchase of Prime by Worldnet. For legal purposes, however, Prime remained the surviving entity. Therefore, the combined entity retained Prime's capital structure. Prior to the merger, Prime had 7,007,742 shares of common stock outstanding held by various individuals. Pursuant to the agreement, Worldnet was issued 18,000,000 shares of Prime common stock.

         The accompanying financial statements reflect the operations of Worldnet and consolidate the operations of Prime commencing on the date of the merger.

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

The Company cautions readers that the following important factors, among others, could affect the Company's consolidated results:

1 Whether acquired businesses perform at pro forma levels used by management in the valuation process and whether, and the rate at which, management is able to increase the profitability of acquired businesses.

2. The ability of the Company to manage its growth in terms of implementing internal controls and information gathering systems, and retaining or attracting key personnel, among other things.

3. The amount and rate of growth in the Company's corporate general and administrative expenses.

4. Changes in interest rates, which can increase or decrease the amount the Company pays on borrowings.

5.     Changes in government regulation, including tax rates and structures.

6. Changes in accounting policies and practices adopted voluntarily or required to be adopted by generally accepted accounting principles.

The Company cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by, or on behalf of, the Company.

BACKGROUND

Effective August 11, 1999, the Company completed a reverse merger with Worldnet Tel.com, Inc., a telecommunications company with interests in the fixed broadband wireless sector, a commercial telephone interconnect and paging business, and a Competitive Local Exchange Carrier ("CLEC") certified by the California Public Utility Commission. The company's CLEC activity launched its service offering in October 1999.

The financial statements for the period ending September 30, 1999 are presented in the format required to reflect the reverse merger with Worldnet Tel.com, Inc.

Subsequent to September 30, 1999, the Company acquired Olive Tree Image Engineers, a small Internet Service Provider located in Sacramento, California. The Company is currently reviewing several telecommunciations acquisition opportunities that have come to its attention.

The Company's new management is completing a review of its contract rights to the exclusive marketing distribution of a patent for an antenna which may be used commercially to receive signals from satellites for video distribution to consumers in their homes.

RESULTS OF OPERATIONS

During the three month period ended September 30, 1999, sales revenue increased to $127,393 from $84,520 for the corresponding period of the prior year. During the nine month period ended September 30, 1999, sales revenue increased to $281,279 from $206,526 for the corresponding period of the prior year. The increase in revenue is attributed to increased marketing by the Company and greater demand as customers continue to upgrade systems to be Y2K compliant.

The gross margin as a percent of revenues increased to 69% for the three months ended September 30, 1999 from 61% in the corresponding period of the prior year. Gross margin as a percent of revenues increased to 65% for the nine months ended September 30, 1999 from 64% in the corresponding period of the prior year. The improvement in the gross margin is due to additional discounts for volume purchases provided to the Company by its telephone vendors.

The Company's selling, general and administrative expenses for the three month period ended September 30, 1999 increased to $101,644 from $42,102 for the corresponding period of the prior year. Selling, general and administrative expenses for the nine month period ended September 30, 1999 increased to $218,005 from $98,998 for the corresponding period of the prior year. The increase is attributed to increased marketing efforts and additional corporate overhead costs associated with the merger with Prime.

Interest expense for the three month period ended September 30, 1999 increased to $22,986 from $4,932 for the corresponding period of the prior year. Interest expense for the nine month period ended September 30, 1999 increased to $37,458 from $9,864 for the corresponding period of the prior year. The increase is attributed to the increased debt assumed in the merger with Prime.

The Company's ability to develop its Local Multipoint Distribution Service business is dependent upon its ability to obtain additional financing for the infrastructure equipment and working capital to develop the market opportunities.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had cash of $55,670 and a working capital deficit of $196,870. The primary cause of the deficit positions resulted from the assumption of net liabilities in the merger with Prime. Management is reviewing the accounts payable assumed from Prime in detail and, through negotiation with the creditors of the discontinued trucking business, expects these liabilities to be reduced.

Subsequent to September 30, 1999, the Company disposed of certain property held for sale which provided additional cash of $320,000 after repayment of the underlying debt. Management believes this cash will be sufficient to sustain its operations for at least the next 12 months.

Cash used in operations was $50,774 for the nine months ended September 30, 1999 compared to cash provided by operations of $41,971 for the corresponding period in the prior year. The cash used in operations was primarily attributed to the increased interest and other overhead costs associated with the merger with Prime.

Cash used in investing activities was $1,037,602 for the nine months ended September 30, 1999 compared to $9,935 in the prior year. The increase was primarily the acquisition of licenses which management expects to enable the Company to increase its revenues.

Cash used in financing activities was $1,144,046 for the nine months ended September 30, 1999 compared to cash used of $50,961 in the prior year. The increase was primarily from proceeds from notes payable which were used to acquire the licenses.

YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's, or its suppliers' and customers' computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has developed plans to address issues related to the impact on its computer systems of the year 2000. Financial and operational systems have been assessed and plans have been developed to address systems modification requirements. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, liquidity or results of operations.

Neither the Company nor its subsidiaries has initiated formal communications with significant suppliers and large customers to determine the extent to which those third parties' failure to remedy their own Year 2000 Issues would materially effect the Company and its subsidiaries. The Company has not received any indications from its suppliers and large customers that the Year 2000 Issue may materially effect their ability to conduct business and the Company has no current plans to formally undertake such an assessment.

                           PART II. OTHER INFORMATION

ITEM 1       Legal Proceedings:                                       None

ITEM 2       Changes in Securities and use of proceeds                None

             Pursuant to an Agreement and Plan of Merger (the "Agreement") between Prime Companies, Inc. ("Prime"), a Delaware Corporation, a nonoperating public shell, and Worldnet Tel.com, Inc. (Worldnet), Worldnet was merged into Prime through a merger effective August 11, 1999.

             For financial statement purposes, Worldnet was considered the acquiring company, and this transaction has been treated as a purchase by Worldnet of Prime. For legal purposes, however, Prime remained the surviving entity. Therefore, the combined entity retained Prime's capital structure. Prior to the merger, Prime had 7,007,742 shares of common stock outstanding held by various individuals. Pursuant to the agreement, Worldnet was issued 18,000,000 shares of Prime common stock.

ITEM 3       Defaults Upon Senior Securities                          None

ITEM 4       Submission of Matters to Vote of Security Holders        None

ITEM 5       Other Information                                        None

ITEM 6       Exhibits and Reports on Form 8-K

             a) Exhibits
                 27 - Financial Data Schedule
             b) Reports on Form 8-K
                 On August 11, 1999, the Company reported on Form 8-K the change in control of the registrant through a reverse merger with Worldnet Tel.com, Inc.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PRIME COMPANIES, INC.
                                     ----------------------------------
                                     (Registrant)

Date:        November 22, 1999       By: /S/Norbert J. Lima
                                        -------------------------------
                                     Norbert J. Lima

                                     Chief Executive Officer

Date:        November 22, 1999       By: /S/Stephen Goodman
                                        -------------------------------
                                     Stephen Goodman
                                     Chief Financial Officer