Form 10KSB
period 1999-12-31
PRIME COMPANIES INC
filed 2000-05-22
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(  X  )  ANNUAL  REPORT  UNDER  SECTION  13  OR 15(d) OF THE SECURITIES EXCHANGE
         ACT  OF  1934

                   FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  1999
                           Commission  File  No.  0-22919

                             PRIME  COMPANIES,  INC.
                 (Name  of  small  business  issuer  in  its  charter)

         Delaware                                                 52-2031531
         --------                                                 ----------
(State  or  other  jurisdiction  of                           (I.R.S.  Employer
incorporation  or  organization)                            Identification  No.)


  409  Center  Street,  Yuba  City,  CA.                               95991
----------------------------------------------                      -----------
(Address  of  principal  executive  offices)                        (Zip  Code)

  Issuer's  telephone  number:                                   (530)  755-3580

Securities  Registered  Pursuant  to  Section  12(b)  of  the  Act:
  None

Securities  Registered  Pursuant  to  Section  12(g)  of  the  Act:


                                                       NAME  OF  EACH  EXCHANGE
TITLE  OF  EACH  CLASS                                   ON  WHICH  REGISTERED
----------------------                                   ---------------------
Common  Stock,  $.0001                                         NASD
                                                          OTC  Bulletin  Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB Yes No X

State  issuers  revenues  for  the  most  recent  fiscal  year. . .. . .$547,466

As of May 16, 2000 there were 31,030,429 shares of the Company's Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant on May 16, 2000 was $20,500,701.

Documents  incorporated  by  reference:

None

                                     PART I

ITEM  1.   DESCRIPTION  OF  BUSINESS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

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

The Company cautions readers that the following important factors, among others, could affect the Company's consolidated results:

1 Whether acquired businesses perform at levels used by management in the valuation process and whether, and the rate at which, management is able to increase the profitability of acquired businesses.

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

                        BUSINESS HISTORY, AND DEVELOPMENT

                                    BACKGROUND
                                    ----------

Prior to February 1999, the Company operated as a sole proprietorship operated by Norbert J. Lima, the Company's CEO. The Company began operations in February 1998 when it acquired certain assets of Pagers Plus, Inc. (an entity for which the Company's current CEO served as an officer) in exchange for assumption of specified liabilities. In February 1999, management formed Woldnet Tel.com Inc. (Worldnet), a Delaware corporation, and WNTC Holdings, Inc. (WNTC), a Delaware corporation and a wholly-owned subsidiary of Worldnet, and NACC-Tel Corp. (NACC-Tel), a Delaware corporation and a wholly-owned subsidiary of WNTC. At that time the operations of the Company were contributed to NACC-Tel.

Prepaid Tel.com Inc. (Prepaid), a Delaware corporation, was formed in February 1999 as a wholly-owned subsidiary of WNTC. Prepaid is a Competitive Local Exchange Carrier ("CLEC") certified by the California Public Utility Commission. Prepaid had no substantial operations during 1999.

LMDS Communications Inc. (LMDS), a Delaware corporation, was formed in February 1999 as a wholly-owned subsidiary of WNTC. LMDS is a telecommunications company with interests in the fixed broadband wireless sector. LMDS had no substantial operations during 1999.

Pursuant  to  a Stock Purchase Agreement         (the "Agreement") between Prime
Companies, Inc. (Prime), a Delaware Corporation, a nonoperating public shell, and Worldnet, Worldnet was merged into Prime through a merger effective August 11, 1999. Prior to the merger, Prime had 6,507,742 shares of common stock outstanding held by various individuals. Pursuant to the agreement, Worldnet was issued 14,500,000 shares of Prime common stock. As a result of the stock exchange, the former shareholders of Worldnet hold 69% of the outstanding shares of common stock of Prime. Pursuant to the Agreement, on the effective date of the merger, the officers and directors of Worldnet became the officers and directors of Prime.

Prior to December 30, 1998 Prime operated as a long-haul temperature-controlled truckload carrier through its wholly-owned subsidiary, Mid-Cal Express, Inc. Prime also provided logistics operations through its wholly-owned subsidiary, Mid-Cal Express Logistics, Inc. Effective December 30, 1998, Prime terminated the operations of these subsidiaries through the sale of substantially all of the operating assets of Mid-Cal Express, Inc. to Gulf Northern Transport, Inc. for 400,000 shares of US Trucking, Inc., the parent company of Gulf Northern. The transaction closed on April 14, 1999, and on April 30, 1999 the Company entered into an agreement with Credit Managers Association of California for the orderly liquidation and payment of the outstanding liabilities of the subsidiaries. These liabilities are to be paid by the collection of Mid-Cal Express, Inc.'s accounts receivable and by the liquidation of up to 400,000 shares of US Trucking (traded on the OTC Bulletin Board symbol USTK), which have been placed in escrow for the benefit of the creditors of Mid-Cal Express, until the stock is sold on the open market.

Zenith Technologies Inc. (Zenith), a Delaware Corporation, was formed in December 1998 as a wholly-owned subsidiary of Prime Companies, Inc. To date, it has had no operations.

In October 1999, the Company acquired Olive Tree Image Engineers, a small Internet Service Provider located in Sacramento, California. In December 1999 the Company completed the acquisition of Marathon Telecommunications, a commercial telephone interconnect business based in Sacramento, California. The Company is currently reviewing several telecommunications acquisition opportunities that have come to its attention.

                                  THE BUSINESS
                                  ------------

The Corporation's mission is to provide a single source for a wide range of telecommunications services to both the consumer and commercial markets.

The Corporation's principals comprise an experienced management team with over 50 years of experience in the telecommunications industry. It is this unusually broad scope of skills and experience which will enable the Corporation to establish a balanced and efficient organization, and to forge strong supplier relationships with major industry manufacturers, such as Ericsson, Pacific Telephone, Samsung, and Texas Instruments, as well as established distributors who intend to market the Corporation's services. Thus, the Corporation is well positioned to offer its clients the depth of knowledge and experience necessary to reach their personal and/or corporate needs and to execute each transaction efficiently and successfully.

The Corporation will derive the majority of its revenues from sales generated by its 3 specialized subsidiary corporations.

Prepaid  Tel.com  Inc. currently operates as a "reseller" of "prepaid" services,
---------------------
including prepaid wireline (residential local telephone and long distance) services, in the State of California.

The customer base for prepaid telecommunications services is large and diverse, including: credit-impaired customers, who generally cannot meet the initial deposit requirements for telecommunications services; individuals who prefer to pay in cash; and individuals who want to re-establish credit.

LMDS  Communications,  Inc.  The  Corporation  intends  to  capitalize  on  the
---------------------------
broadband fixed wireless communications revolution by providing LMDS (Local Multipoint Distribution Systems) services to various markets in which it has purchased exclusive spectrum licenses from the Federal Communications Commission. LMDS is the broadband wireless technology used to deliver voice, data, Internet, and video services in the 28 to 31 GHz spectrum. The
Corporation intends to build, install, and implement the telecommunication systems and offer some or all of the following one and two-way broadband services:


-     High-speed  Internet  access
-     Video  teleconferencing
-     Wireless  local  loop  telephony
-     Alternative  cable  television  service
-     High-speed  data  transmission  (i.e.  ATM)

The flexibility offered by LMDS will allow the Corporation to offer a turnkey package of services, including Internet and video teleconferencing, which is what US customers desire: "one-stop shopping" for their telecommunications needs.

NACC-Tel Corp. The Company sells, installs, and services business communications
--------------
systems and provides paging and voicemail services. The Company also maintains these systems under service agreements with its commercial and municipal customers.


                                   COMPETITION
                                   -----------

Small- and medium-sized businesses currently face a limited choice of alternatives for high-speed Internet access. Over the last few years, digital subscriber line technologies, cable modems, T-1-based solutions and fixed-wireless connections have emerged as alternative technologies for high-speed, always-on service in our country's major metropolitan areas. However, these technologies have not yet reached the country's secondary and tertiary markets; this fact reinforces the viability of the company's strategy to initially target businesses in the markets where we have LMDS licenses.

We believe that our solution will receive wide acceptance by our target customers because our network will provide:

-     consistent  speed  and  quality  of  signal;
- rapid, relatively uncomplicated provisioning of new customers that is not dependent on another provider of local connectivity;
- symmetrical broadband capacity that will allow us to offer enhanced business communication services such as full motion video conferencing;
- scaleable, competitive pricing schemes which are based on the number of desktops connected to the network; and
-     substantially  higher  speeds  and  an  easy  path to increased bandwidth.

                             MARKETING AND CUSTOMERS
                             -----------------------

The growth of the Internet is leading to a global society where every business must obtain access to the Internet, or World Wide Web, and utilize "online" functionality in order to fulfill its information needs. The Company will capitalize on this need by providing these services in its markets.

LMDS now provides vital communications services to regions that heretofore did not justify wireline services, typically because the inherent costs outweighed the potential revenues. With the old method, it was difficult to actually lay the wire and install these systems. With LMDS, the wireless technology enables easy implementation at any business, requiring installation at the business' building only.

LMDS offers the ability to provide various, vital telecommunications services via one, efficient, cost-effective medium. Through the Company's licenses in its various territories, it will deliver a better "package" for these businesses and thus provide them with greater value, as opposed to the need to sign up with several different suppliers. The company's Nacc-Tel subsidiary will readily support and provide business telephone interconnect services, voicemail, and paging services to our LMDS customers. In some markets we may also provide ISP services such as Internet web site hosting for our LMDS customers.


                                    EMPLOYEES
                                    ---------

The Company had nine full-time employees and one part-time employee at December 31, 1999


ITEM  2.  DESCRIPTION  OF  PROPERTIES

The Company rents the following facilities as general office, engineering, and retail space on a month-to-month basis:


Location                          Type                         Size           Annual
-------------------------------------------------------------------------------------
Yuba City, California*           Office, Engineering, Retail  1,100 sq. ft.  $11,058
Concord, California              Office                         700 sq. ft.  $ 8,400
Sacramento, California           Office                       1,200 sq. ft.  $ 6,205
Sacramento, California           Storage                        200 sq. ft.  $   900
Sacramento, California           Office                         250 sq. ft.  $ 3,600

*An officer and director of the Company is the landlord of this property.



ITEM  3.  LEGAL  PROCEEDINGS

The Company is the defendant in a lawsuit with a former officer and director claiming payment of $32,000 due for advances made on behalf of the Company. The Company has filed a cross-complaint seeking to recover 4,500,000 shares of its common stock held by the plaintiff, and to be reimbursed for legal fees arising from this action. Management believes the outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

The Company is exposed to routine litigation incidental to it's operations in the telecommunications industry. The Company is also peripherally exposed to routine litigation incidental to its former trucking business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. The Company has turned these matters over to its insurance carrier and management believes these matters will not have a material adverse effect on the Company's financial position or results of operations.

In January 2000 the Company purchased Directors and Officers Liability Insurance with coverage that the Company's Board of Directors deems sufficient to attract and retain talented and experienced personnel.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
MATTERS

                                     MARKET
                                     ------

The Company's Common stock has traded on the NASDAQ OTC Bulletin Board under the symbol PRMC since May 17,1998. The following table presents high and low prices for the Company's common stock published by the National Quotation Service, Inc. The quotations represent prices in the over-the-counter-market between dealers in securities and do not include retail markup, markdown or commissions and do not necessarily represent actual transactions. Quarterly market price information for the Company's shares of common stock is as follows:


QUARTER  ENDING         HIGH      LOW
----------------       ------    ------
June  30,  1998         3.00      3.00
September  30, 1998     3.25      0.31
December  31,  1998     3.50      1.00
March  31,  1999        2.50      0.125
June  30,  1999         0.56      0.125
September  30,  1999    0.50      0.22
December  31,  1999     0.50      0.25
March  31,  2000        4.31      0.30


                                  SHAREHOLDERS
                                  ------------

As of April 30, 2000 the number of shareholders of record of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 575.

                                 DIVIDEND POLICY
                                 ---------------

The Company had not paid dividends on its common stock. The Company plans to retain future earnings, if any, for use in its business and, accordingly the Company does not anticipate paying dividends in the foreseeable future. Any earnings are expected to be reserved for the operation and expansion of the Company's business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, upon the Company's earnings, financial condition and capital requirements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results  of  Operations
-----------------------

During the year ended December 31, 1999, sales revenue from continuing operations increased to $547,466 from $209,823 for the corresponding period of the prior year. The increase in revenue is attributed to increased marketing by the Company and greater demand as customers continued to upgrade systems to be Y2K compliant.

The gross margin as a percent of revenues increased to 63% for the year December 31, 1999 from 43% in the corresponding period of the prior year. The improvement in the gross margin is due to additional discounts for volume purchases provided to the Company by its telephone vendors.

The Company's selling, general and administrative expenses for the year ended December 31, 1999 increased to $472,537 from $143,002 for the corresponding period of the prior year. The increase is attributed to increased marketing efforts and additional corporate overhead costs associated with the merger with Prime.

As a result of the reverse merger in August 1999, the Company recorded a one-time charge of $428,194 for the cost of the merger, representing Prime's net liabilities in excess of assets immediately prior to the merger.

Interest expense for the year ended December 31, 1999 increased to $199,089 from $14,796 for the corresponding period of the prior year. The increase is attributed to the increased debt assumed in the merger with Prime.

Liquidity  and  Capital  Resources
----------------------------------

At December 31, 1999, the Company had cash of $237,403 and a working capital deficit of $60,750. The primary cause of the deficit position resulted from the assumption of net liabilities in the merger with Prime.

Cash used in operations was $132,920 for the year ended December 31, 1999 compared to $24,986 in 1998. The cash used in operations was primarily attributed to the net loss offset by noncash charges for depreciation, the one-time, noncash charge related to the merger, and an increase in accrued interest.

Cash provided by investing activities, consisting primarily of proceeds from the sale of property held for sale, was $1,068,161 for the year ended December 31, 1999. Cash used in investing activities, consisting of purchases of property and equipment, was $7,635 for the period ended December 31, 1998.

Cash used in financing activities was $701,317 for the year ended December 31, 1999 and consisted of $740,565 paid on notes payable (with the proceeds from the sale of property held for sale) offset by $39,248 of proceeds from notes payable (used for operating expenses). Cash provided by financing activities was $36,100 for 1998 and consisted of capital contributions.

The Company's ability to develop its Local Multipoint Distribution Service business is dependent upon its ability to obtain additional financing for the infrastructure equipment and working capital to develop the market opportunities. Subsequent to December 31, 1999, the Company sold 6,569,444 shares of its common stock in private placement offerings, raising $2.4 million. Additionally, in February 2000 creditors holding $1,307,187 (balance due as of February 28, 2000) of notes payable accepted the Company's offer to converted their debt into 2,904,860 common shares of the Company. In March 2000 another creditor converted $252,500 of short term debt into 561,111 common shares of the Company. Management believes the actions taken to convert outstanding debt and raise additional capital will be sufficient to sustain operations for at least the next twelve months.

Impact of Recently Issued Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FASB133), "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was amended by FASB 137, issued in June 1999, such that it is effective for the Company's financial statements for the year ending December 31, 2001. The Company does not believe the adoption of FASB133 will have a material impact on assets, liabilities or equity.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, entitled "Revenue Recognition in Financial Statements." SAB 101A was issued by the SEC on March 24, 2000 and delays the required implementation date of SAB 101 until the second quarter of 2000. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements of public companies. The Company does not believe that the adoption of SAB 101 will have a material effect on its financial position or results of operations.

Seasonality and Inflation

Management does not believe the Company's operations are significantly affected by seasonality or inflation.

Year 2000 Compliance

The Company has experienced no disruption in its operations that management can attribute to Year 2000 issues. In addition, the Company has seen no Year 2000-related problems itself or received any reports of such problems from entities with which it transacts business.





ITEM  7.  FINANCIAL  STATEMENTS

The Company's consolidated financial statements are attached as pages F-1 through F-14.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Certain information about directors and executive officers of the Company is set forth below:

                             OFFICERS AND DIRECTORS
                             ----------------------

The following table sets forth the names, ages and positions with the Company as of December 31, 1999 of all of the officers and directors (the "Named Executive Officers") of the Company. Also set forth below is information as to the principal occupation and background for each person in the table.

 a)  Directors  and  Executive  Officers  of  the  Company



NAME             AGE  DIRECTOR SINCE              POSITION
---------------  ---  --------------  ---------------------------------
Norbert Lima      54       1999       Chief Executive Officer, Director


Stephen Goodman   56       1999       Chief Financial Officer,
                                      Corporate Secretary, Director

Adrian Lima       29                  Vice President - Engineering

Eric Bergmann     46       2000       Director

Michael Gilbert   45       2000       Director

William Turley    62       2000       Director

The following is a brief description of the business background of the executive officers and directors of the Company.

Norbert  Lima  has  been  President  and  CEO and Director for the Company since
August 1999. Mr. Lima has over thirty years of telecommunications experience, and will be responsible for implementing the Company's operational systems across multiple markets. Mr. Lima founded and operated NACC-Tel, a California interconnect company, from 1984-1994, where he served as Sales Manager, Technical Services Engineer, and Installation Manager. NACC-Tel merged with Pagers Plus Cellular in 1994, whereby Mr. Lima served as Vice President of Engineering, responsible for RF engineering and construction of 220 MHz systems throughout the US. Under Mr. Lima's direction, Pagers Plus successfully constructed 150 five-channel 220 MHz systems throughout various states. In early 1998, Mr. Lima re-purchased NACC-Tel, along with certain assets of Pagers Plus Cellular, which was subsequently acquired by the Company in 1999, and will remain in operation as its wholly-owned subsidiary.


Mr. Lima worked in various positions for Pacific Telephone for nineteen years, most recently as Engineering Manager from 1981-1983. From 1979-1981, Mr. Lima was District Manager of Construction, where he was responsible for five construction divisions with 275 subordinates and an operating budget of approximately US$16,000,000 per annum. Mr. Lima's career has taken him through multiple levels of the large telecom company, as he also spent eight years as Outside Plant Engineer, where he had responsibilities of planning and designing pole lines, conduit structures, and underground/building cables. Mr. Lima's success enabled his promotion to Engineering Manager, where he became a supervisor for several Outside Plant Engineers, and then Staff Manager from 1978-1979, where he was responsible for conducting Outside Plant Engineering Reviews throughout the states of California and Nevada. Mr. Lima received his BS in Industrial Technology-Electronics and his BA in Public Administration from Fresno State University in 1970.

Stephen Goodman has been Chief Financial Officer, Treasurer, and Director for the Company since August 1999. Mr. Goodman has worked in the telecommunications industry for over eight years, serving as President for both Secure Cellular, Inc. and Pagers Plus Cellular, of San Francisco, from 1992-1999. Mr. Goodman had been responsible for the strategic direction of the companies, and led the company to be named the 25th fastest-growing company in the San Francisco Bay area in 1996. Mr. Goodman developed, structured, and negotiated the majority of the business for the company, which provides prepaid cellular telephone services, prepaid wireless services, and telephone systems to both consumer and corporate customers throughout California.

Mr. Goodman is skilled in banking and finance, having accumulated over thirty years working for various organizations. Mr. Goodman was President of Contra Costa Financial Services, Inc. from 1989-1992, where he owned and managed this commercial and residential mortgage brokerage/banking firm. Mr. Goodman was involved with the FCC while at CCFS, applying to participate in the lottery for a new spectrum of Specialized Mobile Radio licenses. From 1985-1989, Mr.
Goodman worked for various savings & loan companies, and from 1977-1985 he served as President of Bay Capital Corporation & House of Money. Mr. Goodman worked in financial public relations on Wall Street from 1969-1970 and as a stockbroker for Loeb, Rhoades & Company from 1965-1966. Mr. Goodman served as Lieutenant Junior Grade in the US Coast Guard from 1966-1969. Mr. Goodman received his JD from William Howard Taft University in 1995, passing the California Baby Bar in 1992. Mr. Goodman received his BS in Economics from the University of Pennsylvania-Wharton School in 1965, and received his MBA with distinction in Finance from New York University in 1969.

Eric Bergman was elected a director at the annual shareholder's meeting held in January 2000. He has been involved in qualitative and quantitative marketing research and project administration for over 20 years. Since 1988 he has been president of California Agri-Marketing Research Associates. He graduated Kent State University with his BA degree in 1975. He is a member of the Company's audit committee.

Michael Gilbert is the Managing Partner/Owner of Gilbert & Co., a San Francisco based Certified Public Accounting firm. He was the CPA for Prime Companies, Inc. prior to the time Prime became a publicly owned company. He has an extensive client base ranging from revenues of $1 million to $35 million annually, and has experience in litigation support, mediation and arbitration services, and business valuation analysis. He is the Chairman of the Company's Audit Committee. He obtained his MBA degree with honors from Wilkes University in 1977 and his BA in Economics from Wilkes University in 1976. He is licensed as a Certified Public Accountant in California, Colorado, and Pennsylvania.

William Turley is President of Communications Engineering Inc. (CEI), a well established provider of telecommunications products and services including turnkey Voice and Data Solutions. He has extensive experience in construction, operations, and engineering in the telephone industry dating from 1952 both in the private and public sectors. He holds a Class A & C-7 California Contractor's License and is a member in good standing of the Building Industrial Consulting Society International (BICSI). Prior to establishing his business in 1977, he was a science educator at Cal State University, San Diego City College, and at Kirchenpaur Gymnasium in Hamburg, Germany. He obtained his M.A. degree in Physical Science in 1971 and his B.S. degree in Physics in 1969, from California State University in San Diego.

Adrian Lima has been Vice President of Engineering for the Company since its merger in 1999. Adrian Lima is the son of Norbert Lima, the Company's CEO and Chairman of the Board of Directors. Mr. Lima has accumulated over ten years of technical skills and experience while working for NACC-Tel, installing hundreds of telecommunications systems manufactured by several different companies. Mr. Lima is adept at each aspect of interconnect installation, including wire running, termination, hardware programming, troubleshooting, and training. Upon NACC-Tel's merger with Pagers Plus Cellular in 1994, Mr. Lima obtained experience in wireless technologies, enabling him to spearhead the installation of some 750 channels of two-way 220 MHz radio systems. Mr. Lima's technical experience will be instrumental in implementing the Company's expansion plans in the future.


ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth the aggregate cash compensation paid to all officers of the Company. The officers received no other compensation from the
Company:




Name and Principal Position . . . . . .  Year  Salary
---------------------------------------  ----  -------

Norbert Lima, CEO . . . . . . . . . . .  1999  $28,850
                                         1998    6,752
Stephen Goodman, CFO. . . . . . . . . .  1999    5,500
Adrian Lima, Vice President-Engineering  1999   54,347
                                         1998   37,642



                              EMPLOYMENT AGREEMENTS
                              ---------------------

In accordance with the Commission Rules, the following is a list of all Compensatory Plans or Arrangements of the Company:

                    Prime  Companies  401(k)
                    Prime  Companies,  Inc.  Incentive  Stock  Option  Plan
On January 14, 2000, the Company approved compensation for its CEO and CFO each at the rate of $8,333 per month for the year 2000. In April 2000 the Company approved compensation for its Vice-President - Engineering at the rate of $6,000 per month. Employment of officers may be terminated by the Company at any time.

                                  STOCK OPTIONS
                                  -------------

There are outstanding options on 2,555,209 shares to various individuals. Each option provides the right to purchase one share of common stock at either $1.00 per share or $3.00 per share or $6.00 per share. All of these options expire December 31, 2000. There are no other warrants, rights, conversion, privileges, or other rights pursuant to which Mr. Goodman, Mr. Adrian Lima or Mr. Norbert Lima or any other current Officer or Director has the right to acquire further Shares in the Corporation.

There  were  no  stock  options  granted  in  1999.

In March 2000 the Board of Directors approved an employee stock option program for all employees on staff as of Jan 31, 2000, whereby each employee is granted the right to purchase the number of shares equal to 1999 gross earnings (at Prime or any of its subsidiaries) at $1.00 per share; options to expire December 31, 2002, and are immediately exercisable.

In March 2000 the Board of Directors also approved an employee stock option program for all employees employed by Prime in 2000, whereby each employee is granted the right to purchase the number of shares equal to 2000 gross earnings (at Prime or any of its subsidiaries) at $1.50 per share; options to expire December 31, 2003, and do not vest until December 31, 2000.

In March 2000 the Board of Directors also approved a stock option program whereby each outside director was granted an option for the year 2000, to expire December 31, 2002, on 20,000 shares at $1.00 per share. The options vest on January 1, 2001 to each current outside director who is still a director on that date.

                              DIRECTOR COMPENSATION
                              ---------------------

The Company's directors will be reimbursed for any out-of-pocket expenses incurred by them for attendance at meetings of the Board of Directors or committees thereof. The Company compensates directors $500 for each meeting of the Board attended by such director.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT

The following table sets forth certain information about the ownership of the Company's Common Stock as of April 30, 2000, by (i) those persons known by the Company to be the beneficial owners of more than 5 percent of the total number of outstanding shares of any class entitled to vote; (ii) each director and officer; and (iii) all directors and officers of the Company as a group. The table includes Common Stock issuable upon the exercise of Options that are exercisable within 60 days. Except as indicated in the footnotes to the table, the named persons have sole voting and investment power with respect to all shares of the Company Common Stock shown as beneficially owned by them, subject to community property laws where applicable. The ownership figures in the table are based on the books and records of the Company.

                          Name of            Amount and
Title of Class       Beneficial Owner    Nature of Interest  Percentages           Address
------------------  -------------------  ------------------  ------------  -----------------------
Common Stock -                                                             109 Harrison Lane,
Par Value $0.0001.  Ron Gallagher                 4,500,000           14%  Bethlehem, CT 06751

Common Stock -                                                             2975 Treat Blvd #C8,
Par Value $0.0001.  Stephen Goodman               4,518,900           14%  Concord, CA 94518

Common Stock -                                                             409 Center Street, Yuba
 Par Value $0.0001  Adrian Lima                   1,072,413            3%  City, CA 95991

Common Stock -                                                             409 Center Street, Yuba
 Par Value $0.0001  Norbert Lima                  3,600,000           11%  City, CA 95991

Common Stock -                                                             155 Montgomery Street,
Par Value $0.0001.  Irving Pfeffer          (a)   3,866,602           12%  San Francisco, CA 94105

Common Stock -                                                             120 W 45 Street, New
Par Value $0.0001.  David Shaw              (b)   2,711,227            8%  York, NY 10036

Common Stock - . .  All Directors and
Par Value $0.0001.  Officers as a Group           9,416,313           30%
------------------  -------------------  ------------------  ------------  -----------------------

(a)     Includes  options  to purchase 563,708  common  shares, which are currently exercisable.
(b)     Includes  options  to purchase  33,333  common  shares, which are currently exercisable.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Norbert Lima, a Director and the Company's CEO, owns the real estate in which the Company's headquarters is located. The Company paid rent of $11,000 in 1999 and 1998 on its headquarters. There is no long term lease arrangement between the Company and Mr. Lima.


ITEM  13.  EXHIBITS,  REPORTS  ON  FORM  8-K  AND  SUPPLEMENTAL
INFORMATION

(a)   INDEX  TO  EXHIBITS
4.1      1999  Proxy
4.2*     Summary  of  401(K)  plan
4.3*     Sample  Stock  certificate
27        Financial  Data  Schedule

*  Previously  filed

(b) No reports on Form 8-K were filed during the last quarter of the year covered by this report.

                             SHAREHOLDER INFORMATION
                             -----------------------

Form  10-KSB  Availability:
A copy of the 1999 Form 10-KSB filed with the Securities and Exchange Commission will be forwarded preferably by email, upon request, to any shareholder. Requests should be directed to:

Norbert  Lima,  CEO
Prime  Companies,  Inc.
409  Center  Street
Yuba  City,  CA  95991

Or  by  email  to  adminpri@primecompanies.com

Transfer  Agent  and  Registrar:

Continental  Stock  Transfer  and  Trust  Company
2  Broadway,  19th  Floor
New  York,  New  York  10004

Independent  Auditors:

Hein  +  Associates  LLP
333  City  Blvd.  West,  Suite  2100
Orange,  CA  92868

Corporate  Offices:  Prime  Companies,  Inc.
Mailing  Address:  409  Center  Street,  Yuba  City,  CA  95991
Telephone:  (530)  755-3580

                                   SIGNATURES
                                   ----------

Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 22nd day of May, 2000.

                                   Prime  Companies,  Inc.
                                   By:  /s/  Norbert  J.  Lima
                                        -------------------------------
                                        Norbert  J.  Lima
                                        Chief  Executive  Officer
                                        (Principal  Executive  Officer)
                                         Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the above date on behalf of the registrant and in the capacities indicated.

By:      /s/  Stephen  Goodman
         -----------------------------------
         Stephen  Goodman
         Director,  Chief  Financial  Officer

By:      /s/  Eric  Bergmann
         ------------------------------------
         Eric  Bergmann
         Director

By:      /s/  Michael  Gilbert
         -------------------------------
         Michael  Gilbert
         Director

By:      /s/  William  Turley
         -------------------------------
         William  Turley
         Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                            PAGE
                                                                                          --------
INDEPENDENT AUDITOR'S REPORT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

CONSOLIDATED BALANCE SHEET - December 31, 1999. . . . . . . . . . . . . . . . . . . . . . .  F-3

CONSOLIDATED STATEMENTS OF OPERATIONS - For the year ended December 31, 1999 and the period from inception (February 20, 1998) to December 31, 1998. . . . . . . . . . . . . . . . . .  F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)  - For the period from inception
(February 20, 1998) to December 31, 1999. . . . . . . . . . . . . . . . . . . . . . . . . .  F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the year ended December 31, 1999, and the period from inception (February 20, 1998) to December 31, 1998. . . . . . . . . . . . .  F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . .  F-7

                          INDEPENDENT AUDITOR'S  REPORT




To  the  Board  of  Directors  and  Stockholders
Prime  Companies,  Inc.
Yuba  City,  California



We have audited the accompanying consolidated balance sheet of Prime Companies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 1999 and the period from inception (February 20, 1998) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Companies, Inc. and subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 1999 and the period from inception (February 20, 1998) to December 31, 1998 in conformity with generally accepted accounting principles.

/s/Hein  +  Associates  LLP


Hein  +  Associates  LLP
Certified  Public  Accountants

Orange,  California
April  20,  2000

                                  PRIME COMPANIES, INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEET
                                             DECEMBER 31, 1999





                                    ASSETS
                                 -----------
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  237,403
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28,405
  Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,850
  Deposits and other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      31,700
           Net assets held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     661,702
                                                                                                  -----------
       Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     973,060

PROPERTY AND EQUIPMENT, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     104,722
LICENSES, net of accumulated amortization of $30,774 . . . . . . . . . . . . . . . . . . . . . .     584,698

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, net of accumulated amortization of $10,017. .     190,318
                                                                                                  -----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,852,798
                                                                                                  ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                    -------------------------------------------------

CURRENT LIABILITIES:
  Current portion of notes payable to related parties. . . . . . . . . . . . . . . . . . . . . .  $  180,500
  Convertible notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     496,220
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     159,717
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     167,110
  Other accrued expenses and liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .      30,263
                                                                                                  -----------
       Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,033,810

NOTES PAYABLE TO RELATED PARTIES, less current portion . . . . . . . . . . . . . . . . . . . . .   1,240,216
                                                                                                  -----------
       Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,274,026

COMMITMENTS AND CONTINGENCIES (Notes 3 and 12)

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding .           -

  Common stock, $.0001 par value, 50,000,000 shares authorized, 21,582,125 issued and outstanding.     2,158
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   282,244
  Unrealized gain on available-for-sale securities . . . . . . . . . . . . . . . . . . . . . . . .   125,000
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (830,630)
                                                                                                  -----------
       Total stockholders' equity (deficit) . . . . . . . . . . . . . . . . . . . . . . . . . .     (421,228)
                                                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) . . . . . . . . . . . . . . . . . . . . . .  $1,852,798
                                                                                                  ===========



       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                    PRIME COMPANIES, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                           FOR THE PERIOD
                                                                                            FROM INCEPTION
                                                                   FOR THE YEAR ENDED   (FEBRUARY 20, 1998) TO
                                                                      DECEMBER 31,           DECEMBER 31,
                                                                          1999                  1998
                                                                   --------------------   -------------------
SALES REVENUES                                                    $           547,466            $  209,823
                                                                   --------------------   -------------------
COSTS AND EXPENSES:
  Cost of sales                                                               203,835              121,166
  Selling, general, and administrative expenses                               472,537              143,002

  Expense recognized for net liabilities assumed in reverse merger            428,194                    -
                                                                   --------------------   -------------------
  Total costs and expenses                                                  1,104,566              264,168
                                                                   --------------------   -------------------
OPERATING LOSS                                                               (557,100)              (54,345)
                                                                   --------------------   -------------------
OTHER EXPENSE:
  Interest expense                                                           (199,089)              (14,796)
                                                                   --------------------   -------------------
LOSS BEFORE TAXES                                                            (756,189)              (69,141)
  Provision for taxes                                                           5,300                     -
                                                                   --------------------   -------------------
NET LOSS                                                          $          (761,489)           $  (69,141)
                                                                   ====================   ===================

BASIC AND DILUTED LOSS PER SHARE                                  $             (0.05)           $    (0.02)
                                                                   ====================   ===================
WEIGHTED AVERAGE SHARES OUTSTANDING                                        16,680,764             4,500,000
                                                                   ====================   ===================



       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                    PRIME COMPANIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                         FOR THE PERIOD FROM INCEPTION (FEBRUARY 20, 1998) TO
                                           DECEMBER 31, 1999

                                                                                          UNREALIZED
                                                                                           GAIN ON                     TOTAL
                                                        COMMON STOCK         ADDITIONAL  AVAILABLE-FOR              STOCKHOLDERS'
                                                   ------------------------   PAID-IN       -SALE      ACCUMULATED    EQUITY
                                                     SHARES       AMOUNT      CAPITAL     SECURITIES     DEFICIT     (DEFICIT)
                                                   -----------  -----------  -----------  -----------  ----------   ----------
BALANCES, February 20, 1998. . . . . . . . . . .            -  $         -   $        -     $      -  $       -    $        -

  Capital contributions. . . . . . . . . . . . .    4,500,000          450       35,650            -          -        36,100
  Net loss . . . . . . . . . . . . . . . . . . .            -            -            -            -    (69,141)      (69,141)
                                                   -----------  -----------  -----------  -----------  ----------   ----------
BALANCES, December 31, 1998. . . . . . . . . . .    4,500,000          450       35,650            -    (69,141)      (33,041)

  Stock issued for services. . . . . . . . . . .   10,000,000        1,000       23,840            -          -        24,840
  Stock issued in merger transaction . . . . . .    6,507,742          651         (651)           -          -             -
  Stock issued in acquisitions . . . . . . . . .      574,383           57      223,405            -          -       223,462
  Comprehensive loss:
     Net Loss. . . . . . . . . . . . . . . . . .            -            -            -            -   (761,489)

     Unrealized gain on available-for-
                 sale securities                            -            -            -      125,000          -
     Total comprehensive loss                                                                                        (636,489)
                                                   -----------  -----------  -----------  -----------  ----------   ----------
BALANCES, December 31, 1999. . . . . . . . . . .   21,582,125       $2,158     $282,244     $125,000  $ (830,630)   $(421,228)
                                                   ===========  ===========  ===========  ===========  ==========   ==========

            SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      PRIME COMPANIES, INC. AND SUBSIDIARIES

                       CONSOLIDATE STATEMENTS OF CASH FLOWS

                                                                       FOR THE PERIOD
                                                         FOR THE       FROM INCEPTION
                                                        YEAR ENDED   (FEBRUARY 20, 1998)
                                                        DECEMBER 31,  TO DECEMBER 31,
                                                            1999           1998
                                                         -----------   -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                             $    (761,489)   $  (69,141)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                             59,522        11,526
    Stock issued for services                                 24,840             -
    Noncash expense recognized upon reverse merger           428,194             -
    Changes in operating assets and liabilities:
       Accounts receivable                                   (17,247)      (10,158)
       Inventory                                               4,880        12,779
       Deposits and other current assets                     (22,878)         (350)
       Accounts payable                                      (36,246)       30,358
       Accrued liabilities                                   187,504             -
                                                         -----------   -----------
         Net cash used in operating activities              (132,920)      (24,986)
                                                         -----------   -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                         (6,794)       (7,635)
  Sale of property held for sale                           1,074,955             -
                                                         -----------   -----------
         Net cash provided by (used in) investing
         activities                                        1,068,161      (7,635)
                                                         -----------   -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Capital contributions                                            -        36,100
  Proceeds from notes payable                                 39,248             -
  Principal payments on notes payable                       (740,565)            -
                                                         -----------   -----------
         Net cash provided by (used in) financing
         activities                                         (701,317)       36,100
                                                       --------------  -----------

INCREASE IN CASH AND CASH EQUIVALENTS                        233,934         3,479

CASH AND CASH EQUIVALENTS, beginning of year                   3,479             -
                                                         -----------   -----------
CASH AND CASH EQUIVALENTS, end of year                 $     237,403    $    3,479
                                                        ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash payments for:
       Interest                                        $      31,979    $   14,796
                                                        ============   ============
       Income taxes                                    $           -    $        -
                                                        ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Assets acquired for assumption of debt               $           -    $   94,573
                                                        ============   ============
  Notes payable issued to acquire licenses             $     615,472    $        -
                                                        ============   ============
  Note payable issued to acquire property
  and equipment                                        $      10,076    $        -
                                                        ============   ============
  Net assets acquired in exchange for stock            $     223,462    $        -
                                                        ============   ============

            SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     Organization  and  Nature  of  Operations:
       -----------------------------------------

The consolidated financial statements include the accounts of Prime Companies, Inc. and its wholly owned subsidiaries (collectively, "the Company"). The Company operates in one segment and began operations on February 20, 1998 as NACC-Tel, a sole proprietorship operated by Bert Lima (the Company's CEO), when it acquired certain assets of Pagers Plus, Inc. (an entity for which Mr. Lima served as an officer) in exchange for assumption of specified liabilities. NACC-Tel provides paging services and installation and servicing of interconnect and business communication systems.

In February 1999, Mr. Lima, along with three other principals, formed Worldnet Tel.com, Inc. (Worldnet), a Delaware corporation, to form the legal structure for the Company's further development. Mr. Lima, subsequently contributed the operations of NACC-Tel to Worldnet, with interests in the Company assigned to the other three principals in exchange for services to be provided for the further development of the Company's operations. Worldnet contributed the operations of NACC-Tel to NACC-Tel Corp., a Delaware corporation formed as a wholly-owned subsidiary of WNTC Holdings, Inc., which was formed as a wholly-owned holding company subsidiary of Worldnet. For financial statement purposes, the operations of NACC-Tel are considered the business of Worldnet and the financial statements reflect the historical financial position and results of operations and cash flows of NACC-Tel.

Pursuant to a Stock Purchase Agreement (the "Agreement") between Prime Companies, Inc. ("Prime"), a Delaware Corporation, a nonoperating public shell, and Worldnet Tel.com, Inc. (Worldnet), Worldnet was merged into Prime through a merger effective August 11, 1999.

For financial statement purposes, Worldnet was considered the acquiring company, and this transaction has been treated as an acquisition of Prime by Worldnet. For legal purposes, however, Prime remained the surviving entity. Therefore, the combined entity retained Prime's capital structure. Prior to the merger, Prime had 6,507,742 shares of common stock outstanding held by various individuals. Pursuant to the agreement, Worldnet was issued 14,500,000 shares of Prime common stock. As a result of the stock exchange, the former shareholders of Worldnet hold 69% of the outstanding shares of common stock of Prime. At the time of the merger, Prime had liabilities in excess of net assets of $428,194. This amount has been charged to operations on the date of the merger as a cost of the reorganization.

The accompanying financial statements of the Company reflect the operations of Worldnet and its subsidiaries and consolidate the operations of Prime and its subsidiaries commencing on the date of the merger.

The  Company's  other  wholly-owned  subsidiaries  are  as  described  below:

Prepaid Tel.com Inc. (Prepaid), a Delaware corporation, was formed in February 1999 as a wholly-owned subsidiary of WNTC. Prepaid is a Competitive Local Exchange Carrier ("CLEC") certified by the California Public Utility Commission. Prepaid had no substantial operations during 1999.

LMDS Communications Inc. (LMDS), a Delaware corporation, was formed in February 1999 as a wholly-owned subsidiary of WNTC. LMDS is a telecommunications company with interests in the fixed broadband wireless sector. LMDS had no substantial operations during 1999.

Mid-Cal Express, Inc. and Mid-Cal Express Logistics, Inc. (collectively, Mid-Cal) are wholly-owned subsidiaries of Prime. Mid-Cal ceased operations in December 1998 (prior to the acquisition by Worldnet) and is in the process of liquidating its assets and settling outstanding liabilities.

Zenith Technologies Inc. (Zenith), a Delaware Corporation, was formed in December 1998 as a wholly-owned subsidiary of Prime Companies, Inc. To date, it has had no operations.


2.     Summary  of  Significant  Accounting  Policies:
       ----------------------------------------------

Principles  of Consolidation - The consolidated financial statements include the
----------------------------
accounts of Prime Companies, Inc. and its wholly owned subsidiaries (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash  and  Cash  Equivalents - For purposes of the statements of cash flows, the
----------------------------
Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories  - Inventories of installation equipment and materials are stated at
-----------
the  lower  of  cost  (first-in,  first-out  method)  or  market.

Property  and  Equipment  -  Property  and  equipment  are  stated  at  cost.
------------------------
Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives (ranging from 5 to 7 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

Intangibles  -  Intangibles  include  the  amounts  paid  to the FCC to purchase
-----------
licenses for Local Multipoint Distribution Services in certain markets. The licenses are being amortized on a straight-line basis over the initial term of the license, which is ten years.

Excess of purchase price over net assets acquired represents the excess of the cost of acquiring Marathon Telecom (see Note 4) over the net tangible and identifiable intangible assets of the acquired business. This amount is being amortized on a straight-line basis, over the future periods to be benefited, estimated to be five years.

Impairment  of  Long-Lived  and  Intangible Assets - In the event that facts and
--------------------------------------------------
circumstances indicate that the cost of long lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Revenue  Recognition-  Revenue  is generated from installation of business phone
--------------------
systems  and  is  recognized  as  installations  are  completed.

                   PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Income  Taxes - The Company accounts for income taxes under the liability method
-------------
which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined, based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Net  Assets  Held  for Sale - Net assets held for sale include 400,000 shares of
-----------------------------
common stock of US Trucking, Inc., and cash of Mid-Cal Express, Inc. (the Company's inactive trucking subsidiary) net of payables to unsecured creditors of Mid-Cal Express Inc. The assets are pledged as security for the unsecured creditors and are being held in escrow pending final settlement of the claims.

Earnings  Per Share - Basic earnings per share excludes dilution and is computed
-------------------
by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common stock equivalents as of December 31, 1999 were anti-dilutive and excluded from the earnings per share computation.

Accounting  Estimates  -  The  preparation of financial statements in conformity
---------------------
with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

The Company's financial statements are based upon a number of significant estimates including the allowance for doubtful accounts, the estimated lives of property and equipment, licenses, and intangibles, and the realizability of deferred tax assets. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

Investments  -  The  U.S. Trucking stock included in net assets held for sale is
-----------
considered available for sale. These securities are carried at fair value with unrealized gains or losses, net of tax, reported as a separate component of stockholders' equity.

Stock-Based  Compensation  -  The  Company  has  elected  to  follow  Accounting
-------------------------
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related interpretations in accounting for its employee stock options. In accordance with FASB Statement No. 123 "Accounting For Stock-Based Compensation" (FASB123), the Company will disclose the impact of adopting the fair value accounting of employee stock options. Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair value method prescribed by FASB123.

                   PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations  of Credit Risk - Credit risk represents the accounting loss that
------------------------------
would be recognized at the reporting date if counterparties failed to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. In accordance with FASB Statement No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments Concentrations of Credit Risk," financial instruments that subject the Company to credit risk are primarily accounts receivable. The credit risk amounts shown do not take into account the value of any collateral or security.

The customers of the Company's 1999 operations are located primarily in California. At December 31, 1999 approximately $13,800 representing 48% of trade receivables was due from two customers. No other customers accounted for more than 10% of the Company's trade receivables at December 31, 1999.

Fair  Value  of  Financial Instruments - The estimated fair values for financial
--------------------------------------
instruments under FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision.

The following methods and assumptions were used in estimating the indicated fair values of the Company's financial instruments:

     Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.

     Investments: Investments included in net assets held for sale are Considered available-for-sale and are carried at market value based on quoted market prices.

     Long-term and other debt: The fair value of the Company's debt is Estimated based on current rates offered to the Company for debt with similar terms and maturities and approximates carrying value.

Impact  of  Recently  Issued  Standards - In June 1998, the Financial Accounting
---------------------------------------
Standards Board issued Statement of Financial Accounting Standards No. 133 (FASB133), "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was amended by FASB 137, issued in June 1999, such that it is effective for the Company's financial statements for the year ending December 31, 2001. The Company does not believe the adoption of FASB133 will have a material impact on assets, liabilities or equity.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, entitled "Revenue Recognition in Financial Statements." SAB 101A was issued by the SEC on March 24, 2000 and delays the required implementation date of SAB 101 until the second quarter of 2000. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements of public companies. The Company does not believe that the adoption of SAB 101 will have a material effect on its financial position or results of operations.


3.     Basis  of  Presentation:
        ------------------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of

                   PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has recorded losses for the periods ended December 31, 1999 and 1998, resulting in an accumulated deficit of $830,630 as of December 31, 1999. Cash used in operations during 1999 and 1998 was $132,920 and $24,986, respectively.

Management expects to achieve profitable operations as its CLEC and internet subsidiaries begin operations during 2000. Until profitable operations can be achieved, management had taken steps to obtain additional working capital for the Company. Subsequent to December 31, 1999, the Company converted approximately $1.6 million of debt and accrued interest to common stock and completed a private placement of an additional 6,569,444 shares of common stock for net proceeds of $2.4 million (see note 13). Management believes, based on its current and planned level of operations it has sufficient resources to continue as a going concern for at least the next twelve months.


4.     Acquisitions
        ------------

In September 1999, the Company acquired all of the assets of Olive Tree Image Engineers (a sole proprietorship) (Olive Tree) in exchange for 57,142 shares of the Company's common stock. This stock issuance was valued at the average of the closing bid and ask prices for three days before and after the acquisition was agreed to by the Company and Olive Tree. The transaction was accounted for as a purchase and the resulting purchase price of $26,910 was assigned to property and equipment acquired. Olive Tree had no substantial operations prior to the acquisition by the Company.

In October 1999, the Company acquired all of the assets of Marathon Telecom (a sole proprietorship operated by Adrian Lima the son of the Company's CEO), in exchange for 517,241 shares of the Company's Common Stock plus assumption of $25,283 in liabilities. This stock issuance was valued at the average of the closing bid and ask prices for three days before and after the acquisition was agreed to by the Company and Marathon Telecom. The transaction was accounted for as a purchase and accordingly, the inclusion of the operations of Marathon Telecom in the consolidated operations commenced on the acquisition date. The resulting purchase price was $221,835 which resulted in $200,335 being allocated to excess of purchase price over net assets acquired. The excess of purchase price over net assets acquired will be amortized over a period of 60 months beginning October 1999. Adrian Lima acquired the operations of Marathon Telecom in February 1999 from an unrelated individual. Financial information related to Marathon Telecom prior to February 1999 is not available. From February 1999 to October 1999 (the date of acquisition by the Company), Marathon had revenues of approximately $64,000 (unaudited) and operating income (and net income) of approximately $30,000 (unaudited).


5.     Net  Assets  Held  For  Sale:
        -----------------------------

Mid-Cal Express, Inc. ceased operations in December 1998 and its assets have been pledged as security for the settlement of claims by its unsecured creditors. The assets are held by the Credit Managers Association of Southern
California who is in the process of liquidating the assets and making final distribution to the creditors. The net assets held for sale consisted of the following at December 31, 1999:


Assets:
   Cash  in  escrow                                    $  83,079
   Investments                                         1,425,000
  -----------
      Total  Assets                                    1,508,079
   Unsecured  Creditors                                  846,377
  -----------
   Net  Assets  of  Discontinued  Operations          $  661,702
                                                      ==========

                   PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.     Property  and  Equipment
       ------------------------

Property  and  equipment  at  December  31,  1999,  consisted  of:

                                               Estimated
                                             Useful Lives
                                             ------------
 Offices furniture and equipment  $ 46,745        3 years
 Vehicles. . . . . . . . . . . .    16,470        3 years
 Paging terminals. . . . . . . .    71,764        7 years
                                 ----------
   Total Property and equipment.   134,979
 Less accumulated depreciation .   (30,257)
                                 ----------
                                  $104,722
                                 ==========





7.     Notes  Payable  to  Related  Parties:
       ------------------------------------

In connection with the merger between Prime and Worldnet, the Company assumed notes payable to related parties. At December 31, 1999, the Company had the following notes payable outstanding to related parties:




   Unsecured notes payable to shareholders; interest at 10%
   accruing through January 15, 2000, thereafter interest
   payments due monthly beginning January 15, 2000; principal due July 31, 2001 . . . . . . . . . . . . . . . . . . . . . .  .  $1,240,216

   Unsecured notes payable to a shareholder, former officer and director; interest at 10%; principal and interest due at various
   dates throughout 2000 . . . . .  . . . . . . . . . . . . . . . .     155,000

   Note payable to relative of the Chief Executive Officer; non-
   interest bearing; due April 15, 2000. . . . . . . . . . . . . . .     25,500
                                                                     ----------
                                                                      1,420,716
   Current Portion . . . . . . . . . . . . . . . . . . . . . . . . .   (180,500)
                                                                      ----------
   Long Term Portion . . . . . . . . . . . . . . . . . . . . . . . . $1,240,216
                                                                     ===========


Accrued interest on notes payable to related parties was $55,830 at December 31, 1999. Interest expense on these notes was $60,954 in 1999.

In February 2000, notes in the principal amount of $1,240,216, plus accrued interest of $47,197 and interest accrued subsequent to year end of $19,774 were settled by the issuance of 2,904,860 shares of the Company's common stock.

                   PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Convertible  Notes  Payable:
       ---------------------------

During 1999, the Company issued unsecured notes payable to an individual for cash and licenses. At December 31, 1999, principal of $496,220 and accrued interest of $111,280 were due on these notes. In March 2000, the Company settled notes in the principal amount of $396,220 and accrued interest in the amount of $108,750 with cash payments of $252,500 and issuance of 561,111 shares of the Company's common stock. The remaining principal balance of $100,000 accrues interest at 10% and is due October 1, 2000. The note is convertible to 312,500 shares of the Company's common stock on October 1, 2000.


9.     Stock  Options:
       ---------------

At the time of the merger, Prime had outstanding options to acquire 2,555,209 shares of common stock. At December 31, 1999, options to purchase 1,396,375 shares were exercisable at the price of $1.00, options to purchase 1,038,834 shares were exercisable at the price of $3.00, and options to purchase 120,000 shares were exercisable at the price of $6.00 per share, and all were exercisable through December 31, 2000. No options were granted or exercised in 1999 or 1998.


10.     Income  Taxes:
        --------------

The provision for taxes for 1999 consists of state franchise taxes. The actual income tax expense differs from the "expected" tax expense computed by applying the U.S. federal corporate income tax rate of 34% because of the state taxes and changes in the valuation allowance of deferred tax assets.

The components of the net deferred tax assets are as follows at December 31, 1999:

Noncurrent  deferred  tax  assets:
  Depreciation                                 $     3,000
  Net  operating  loss  carryforward             3,210,000
                                               ------------
                                                 3,213,000
  Valuation  allowance                          (3,213,000)
                                               ------------
      Net  noncurrent  deferred  tax  assets   $         -
                                               ============

As of December 31, 1999, the Company has available net operating loss carryforwards for income tax purposes of $8,338,000 which expire through 2019. The Company has state net operating loss carryforwards of $4,033,000 which expire through 2004. Due to the change in control of Prime, the benefit of the net operating losses generated by Prime prior to the acquisition by Worldnet will be limited by certain consolidated return filing regulations and limitations under Section 382. This limitation would prevent the use of pre-acquisition net operating losses against the activities of Worldnet Tel.com, Inc. or any of its subsidiaries.


11.     Employee  Defined  Contribution  Plan:
        -------------------------------------

Effective January 1, 1998, the Company adopted a 401K Profit Sharing Plan (the "Plan") covering all employees. To be eligible to participate in the Plan, employees must be age 21 and must complete at least 83.33 hours of service per month for at least 6 months. Contributions to the Plan are invested at the direction of the participant. The Company made no matching contributions to the Plan during the years ended December 31, 1999 or 1998.

                   PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.     Commitments  and  Contingencies:
        -------------------------------

Leases
------

The Company's headquarters is located on property owned by the Company's CEO. The Company paid rent of $11,000 during 1999 and 1998 to the Company's CEO for use of this space.

All of the Company's office space was rented on a month-to-month basis. During 2000, the Company intends to enter into lease agreements for a term of one or more years with its various landlords.

Litigation  and  other  claims
------------------------------

The Company is the defendant in a lawsuit with a former officer and director seeking payment of $32,000 due for advances made on behalf of the Company. The Company has filed a cross-complaint claiming the advances were capital contributions and is seeking to recover 4,500,000 shares of its common stock held by the plaintiff and to be reimbursed for legal fees arising from this action. The Company believes the outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.


13.     Subsequent  Events
        ------------------

In March 2000 the Company completed a private placement offering of its common stock and sold 6,569,444 shares for $2.4 million (net of commissions of approximately $547,000).

In March 2000 the Board of Directors approved an employee stock option program for all employees on staff as of Jan 31, 2000, whereby each employee is granted the right to purchase the number of shares equal to 1999 gross earnings (at Prime or any of its subsidiaries) at $1.00 per share; options to expire December 31, 2002, and are immediately exercisable..

In March 2000 the Board of Directors also approved an employee stock option program for all employees employed by Prime in 2000, whereby each employee is granted the right to purchase the number of shares equal to 2000 gross earnings (at Prime or any of its subsidiaries) at $1.50 per share; options to expire December 31, 2003, and do not vest until December 31, 2000.

In March 2000 the Board of Directors also approved a stock option program whereby each outside director was granted an option for the year 2000, to expire December 31, 2002, on 20,000 shares at $1.00 per share. The options vest on January 1, 2001 to each current outside director who is still a director on that date.