Form 10QSB
period 2000-03-31
PRIME COMPANIES INC
filed 2000-06-05
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10 - QSB

     (x)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

                                       OR

(  )      TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)  OF  THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-22919
                                                -------

                              PRIME COMPANIES, INC.
                              ---------------------
        (exact name of small business issuer as specified in its charter)

            Delaware                                      52-2031531
            --------                                      ----------
     (State  or  other  jurisdiction  of               (I.R.S.  Employer
     incorporation  or  organization)                 Identification  No.)

     409  Center  Street,  Yuba  City,  CA                  95991
     -------------------------------------                  -----
     (Address  of  principal  executive  offices)        (Zip  Code)


                    Issuer's telephone number  (530) 755-3580
                                               --------------


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

As of March 31, 2000, 31,617,540 shares of Common Stock, $.0001 par value, were outstanding.

                                      INDEX
                                      -----
                                                                            Page
                                                                          Number
                                                                          ------

PART  I.    FINANCIAL  INFORMATION

     Item  1.    Financial  Statements:
          Condensed  Consolidated  Balance  Sheet
          as  of  March  31,  2000                                           3

          Condensed  Consolidated  Statements  of  Operations  for  the
          Three  Months  ended  March  31,  2000  and  1999                  4

          Condensed  Consolidated  Statements  of  Cash  Flows  for  the
          Three  Months  ended  March  31,  2000  and  1999                  5

          Notes  to  Condensed  Consolidated  Financial  Statements          6

     Item  2.    Management's  Discussion  and  Analysis
          of  Financial  Condition  and  Results  of  Operations             7


PART  II.    OTHER  INFORMATION

     Item  1.    Legal Proceedings                                          10

     Item  2.    Changes in Securities and use of proceeds                  10

     Item  3.    Defaults upon Senior Securities                            10

     Item  4.    Submission of Matters to Vote of Security Holders          10

     Item  5.    Other Information                                          10

     Item  6.    Exhibits and Reports on Form 8-K                           10

          Signatures                                                        11

PART  I. FINANCIAL  INFORMATION
Item  1. Financial  Statements
         ---------------------



Prime Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

                                                                March 31, 2000
                                                                --------------
                                                                  (unaudited)
ASSETS

Current Assets:
          Cash and cash equivalents. . . . . . . . . . . . . .  $     2,033,717
          Accounts receivable. . . . . . . . . . . . . . . . .           52,499
          Subscriptions receivable . . . . . . . . . . . . . .           85,500
          Inventory. . . . . . . . . . . . . . . . . . . . . .           18,350
          Prepaid expenses and other current assets. . . . . .           56,701
          Net assets held for sale . . . . . . . . . . . . . .          261,899
                                                                ----------------
                    Total Current Assets . . . . . . . . . . .        2,508,666

Property and Equipment, net of accumulated depreciation
  of $36,585 . . . . . . . . . . . . . . . . . . . . . . . . .           98,681

Licenses, net of accumulated amortization of $46,161 . . . . .          569,311

Goodwill, net of accumulated amortization of $20,034 . . . . .          180,301
                                                                ----------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $     3,356,959
                                                                ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
          Notes payable. . . . . . . . . . . . . . . . . . . .  $       252,500
          Note payable - related party . . . . . . . . . . . .           25,500
          Accounts payable . . . . . . . . . . . . . . . . . .          114,124
          Other current liabilities. . . . . . . . . . . . . .          106,715
                                                                ----------------
                     Total Current Liabilities . . . . . . . .          498,839

Stockholders' Equity:
          Preferred stock $.0001 par value, 10,000,000 shares
                      authorized
                      None issued and outstanding. . . . . . .                -
          Common stock, $.0001 par value, 50,000,000
                      authorized
                      31,427,540 issued and outstanding. . . .            3,142
          Additional paid-in capital . . . . . . . . . . . . .        4,432,053
          Common stock subscribed. . . . . . . . . . . . . . .           85,500
          Unrealized loss on available-for-sale securities . .         (275,000)
          Accumulated deficit. . . . . . . . . . . . . . . . .       (1,387,575)
                                                                ----------------
                      Total Stockholders' Equity . . . . . . .        2,858,120
                                                                ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . .  $     3,356,959
                                                                ================



     The accompanying notes are an integral part of these condensed consolidated financial statements.




Prime Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

                                                 Three months ended    Three months ended
                                                   March 31, 2000        March 31, 1999
                                                --------------------  --------------------
                                                    (unaudited)           (unaudited)
Sales Revenues . . . . . . . . . . . . . . . .  $           112,749   $            86,843

Cost of Sales. . . . . . . . . . . . . . . . .               40,679                38,207
                                                --------------------  --------------------

Gross Profit . . . . . . . . . . . . . . . . .               72,070                48,636

Selling, General & Administrative Expenses . .              593,892                83,233
                                                --------------------  --------------------

Loss from Operations . . . . . . . . . . . . .             (521,822)              (34,597)

Interest Expense . . . . . . . . . . . . . . .               28,523                 7,511
                                                --------------------  -------------------

Loss before taxes. . . . . . . . . . . . . . .             (550,345)              (42,108)

Income Taxes . . . . . . . . . . . . . . . . .                6,600                     -
                                                --------------------  --------------------

Net Loss . . . . . . . . . . . . . . . . . . .             (556,945)              (42,108)
                                                --------------------  --------------------

Other comprehensive loss:
      Unrealized loss on available-for-sale. .
        securities . . . . . . . . . . . . . .             (400,000)                    -
                                                --------------------  --------------------
Comprehensive loss . . . . . . . . . . . . . .  $          (956,945)  $           (42,108)
                                                ====================  ====================

Basic & Diluted Loss per Share . . . . . . . .  $             (0.02)  $                 *
                                                ====================  ====================

Weighted Average Shares. . . . . . . . . . . .           23,764,847            14,500,000
                                                ====================  ====================


*  Less  than  $0.01  per  share.

     The accompanying notes are an integral part of these condensed consolidated financial statements.




Prime Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                                                   Three months ended    Three months ended
                                                                     March 31, 2000        March 31, 1999
                                                                  --------------------  --------------------
                                                                      (unaudited)           (unaudited)
Cash Flows from Operating Activities:
         Net Loss. . . . . . . . . . . . . . . . . . . . . . . .  $          (556,945)  $           (42,108)
         Adjustments to reconcile net loss to net cash
                provided by (used in) operating activities:
                Depreciation and amortization. . . . . . . . . .               31,732                 3,532
                Compensation   recognized   on   issuance  of
                stock and options. . . . . . . . . . . . . . . .              267,216                24,840
                Changes in operating assets and liabilities:
                         Current assets. . . . . . . . . . . . .              (53,791)               (4,942)
                         Current liabilities . . . . . . . . . .               39,499                19,724
                                                                  --------------------  --------------------
                              Net cash provided by (used in)
                                         operating activities. .             (272,289)                1,046
                                                                  --------------------  --------------------
Cash Flows from Investing Activities:
          Purchases of property and equipment. . . . . . . . . .                 (287)                 (162)
                                                                  --------------------  --------------------
                              Net   cash   used   in  investing
                                                 activities. . .                 (287)                 (162)
                                                                  --------------------  --------------------

Cash Flows from Financing Activities:
         Proceeds from sale of stock . . . . . . . . . . . . . .            2,323,890                     -
         Payments on notes payable . . . . . . . . . . . . . . .             (255,000)                    -
                                                                  --------------------  --------------------
                              Net Cash provided by  financing
                                                   activities. .            2,068,890                     -
                                                                  --------------------  --------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . .            1,796,314                   884

CASH AND CASH EQUIVALENTS, beginning of period . . . . . . . . .              237,403                 3,479
                                                                  --------------------  --------------------

CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . . . .  $         2,033,717   $             4,363
                                                                  ===================   ====================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING & FINANCING ACTIVITIES:
         Conversion of notes payable and accrued interest
           to common stock . . . . . . . . . . . . . . . . . . .  $         1,559,687   $                 -
                                                                  ===================   ====================

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     Prime Companies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
       ----------------------------------------------

The condensed consolidated balance sheet as of March 31, 2000, the related condensed consolidated statements of operations for the three months ended March 31, 2000 and 1999, and cash flows for the three months ended March 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Prime Companies, Inc. and subsidiaries as of March 31, 2000, the results of their operations and their cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.


2.     NET  ASSETS  HELD  FOR  SALE
       ----------------------------

The Company's wholly owned subsidiary, Mid-Cal Express, Inc., ceased operations in December 1998 and its assets have been pledged as security for the settlement of claims by its unsecured creditors. The assets are held by the Credit Managers Association of Southern California who is in the process of liquidating the assets and making final distribution to the creditors. The net assets held for sale consisted of the following at March 31, 2000:

Assets:
   Cash  in  escrow                                    $   7,089
   Investments                                         1,025,000
                                                      ----------

   Total  assets                                       1,032,089
   Unsecured  creditors                                  770,190
                                                        --------

   Net assets held for sale                           $  261,899
                                                       =========

3.     COMMON  STOCK
       -------------

In March 2000, the Company sold 6,569,444 shares of its common stock in private placement offerings, raising $2.4 million. At March 31, 2000, the Company had subscriptions receivable of $85,500 from this private placement. All subscriptions receivable were collected in April 2000.

Additionally, in February creditors holding $1,307,187 (balance due as of February 28, 2000) of notes payable converted their debt into 2,904,860 common shares of the Company. In March 2000 another creditor converted $252,500 of short term debt into 561,111 common shares of the Company.

      Item 2.  Management's Discussion and Analysis of Financial Condition
               -----------------------------------------------------------
                            and Results of Operations
                            -------------------------

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


Background
----------

Prior to February 1999, the Company operated as a sole proprietorship operated by Norbert J. Lima, the Company's CEO. The Company began operations in February 1998 when it acquired certain assets of Pagers Plus, Inc. (an entity for which the Company's current CEO served as an officer) in exchange for assumption of specified liabilities. In February 1999, management formed Woldnet Tel.com Inc. (Worldnet), a Delaware corporation, and WNTC Holdings, Inc. (WNTC), a Delaware corporation and a wholly-owned subsidiary of Worldnet, and NACC-Tel Corp. (NACC-Tel), a Delaware corporation and a wholly-owned subsidiary of WNTC. At that time, the operations of the Company were contributed to NACC-Tel.

Prepaid Tel.com Inc. (Prepaid), a Delaware corporation, was formed in February 1999 as a wholly-owned subsidiary of WNTC. Prepaid is a Competitive Local Exchange Carrier ("CLEC") certified by the California Public Utility Commission. Prepaid had no substantial operations during 1999 or 2000.

LMDS Communications Inc. (LMDS), a Delaware corporation, was formed in February 1999 as a wholly-owned subsidiary of WNTC. LMDS is a telecommunications company with interests in the fixed broadband wireless sector. LMDS had no substantial operations during 1999 or 2000.

Pursuant  to  a Stock Purchase Agreement         (the "Agreement") between Prime
Companies, Inc. (Prime), a Delaware Corporation, a non operating public shell, and Worldnet, Worldnet was acquired by Prime effective August 11, 1999. Prior to the acquisition, Prime had 6,507,742 shares of common stock outstanding held by various individuals. Pursuant to the agreement, Worldnet was issued 14,500,000 shares of Prime common stock. As a result of the stock exchange, the former shareholders of Worldnet hold 69% of the outstanding shares of common stock of Prime. Pursuant to the Agreement, on the effective date of the acquisition, the officers and directors of Worldnet became the officers and directors of Prime. Although Prime is the legal acquirer, for financial statement purposes this transaction has been treated as an acquisition of Prime by Worldnet. The financial statements of the Company reflect the operations of Worldnet and its subsidiaries and consolidate the operations of Prime and its subsidiaries commencing on the date of acquisition.

Prior to December 30, 1998, Prime operated as a long-haul temperature-controlled truckload carrier through its wholly-owned subsidiary, Mid-Cal Express, Inc. Prime also provided logistics operations through its wholly-owned subsidiary, Mid-Cal Express Logistics, Inc. Effective December 30, 1998, Prime terminated the operations of these subsidiaries through the sale of substantially all of the operating assets of Mid-Cal Express, Inc. to Gulf Northern Transport, Inc. for 400,000 shares of US Trucking, Inc., the parent company of Gulf Northern. The transaction closed on April 14, 1999, and on April 30, 1999 the Company entered into an agreement with Credit Managers Association of California for the orderly liquidation and payment of the outstanding liabilities of the subsidiaries. These liabilities are to be paid by the collection of Mid-Cal Express, Inc.'s accounts receivable and by the liquidation of up to 400,000 shares of US Trucking (traded on the OTC Bulletin Board symbol USTK), which have been placed in escrow for the benefit of the creditors of Mid-Cal Express, until the stock is sold on the open market.

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


Results  of  Operations
-----------------------

During the three month period ended March 31, 2000, sales revenue increased to $112,749 from $86,843 for the corresponding period of the prior year. The 30% increase is attributed to the integration of Marathon Telecom into Nacc-Tel Corp. and to our being awarded a high percentage of the contract proposals we had bid on.

The gross margin as a percent of revenues increased to 64% for the three months ended March 31, 2000 from 56% in the corresponding period of the prior year. The increase in the gross margin is due to additional discounts for volume purchases provided to the Company by its telephone vendors.

The Company's selling, general and administrative expenses for the three month period ended March 31, 2000 increased to $593,892 from $83,233 for the corresponding period of the prior year. The increase is attributed to increased marketing efforts, additional corporate overhead costs associated with the merger with Prime, employee and outside director stock option programs, and expenses related to the launching of our LMDS systems.

Interest expense for the three month period ended March 31, 2000 increased to $28,523 from $7,511 for the corresponding period of the prior year. The increase is attributed to the increased debt assumed in the merger with Prime. Interest expense during the second quarter of 2000, and for the balance of the year 2000 should be minimal, as most of the Company's liabilities were settled during the three month period ended March 31, 2000.

Income taxes for the three month period ended March 31, 2000 increased to $6,600 from $ - 0 - and were primarily state franchise taxes for Prime and its various subsidiaries.


Liquidity  and  Capital  Resources
----------------------------------

At March 31, 2000, the Company had cash of $2,033,717 and working capital of $2,009,827. The increase during the three months ended March 31, 2000 was due primarily to the completion of the Company's Private Placement Offering during the first quarter of 2000. Management believes this cash will be sufficient to sustain its operations for at least the next 12 months.

Cash used in operations was $272,289 for the three months ended March 31, 2000 compared to cash provided by operations of $1,046 for the corresponding period in the prior year. The cash used in operations was primarily attributed to the overhead costs associated with the merger with Prime and the development and launching of our LMDS systems.

Cash provided by financing activities was $2,068,890 for the three months ended March 31, 2000. The cash provided resulted from the completion of the Company's Private Placement Offering of common stock during the first quarter of 2000, offset by payments on notes payable. There were no financing activities in the corresponding period of 1999.

In March 2000, the Company sold 6,569,444 shares of its common stock in private placement offerings, raising $2.4 million. Additionally, in February 2000 creditors holding $1,307,187 (balance due as of February 28, 2000) of notes payable converted their debt into 2,904,860 common shares of the Company. In March 2000 another creditor converted $252,500 of short term debt into 561,111 common shares of the Company.

The Company's ability to fully develop its Local Multipoint Distribution Service business is dependent upon its ability to obtain additional financing for the infrastructure equipment and working capital to develop the market opportunities.

                          PART II.   OTHER INFORMATION

Item  1.    Legal  Proceedings
            ------------------

     See the Company's annual report on Form 10KSB for the year ended December 31, 1999.


Item  2.    Changes  in  Securities  and  Use  of  Proceeds
            -----------------------------------------------

     During the 3 months ended March 31, 2000 the Company completed the private placement of common stock and sold 6,569,444 shares for net proceeds of $2,409,390. The Company also settled long term debt and accrued interest in the amount of $1,307,187 through the issuance of 2,904,860 shares of its common stock. The Company also settled short term debt in the amount of $252,500 through the issuance of 561,111 shares of its common stock.


Item  3.    Defaults  Upon  Senior  Securities
            ----------------------------------

      None

Item  4.    Submission  of  Matters  to  Vote  of  Security  Holders
            --------------------------------------------------------

     a) The Annual Meeting of Stockholders was held on January 11, 2000. There were shareholders present in person or by proxy representing 22,357,557 shares of the 25,082,125 shares outstanding on that date.

     b) At the meeting the shareholders elected Eric Bergmann, Michael Gilbert, Stephen Goodman, Norbert Lima, and Jeff Pinkston as directors. No other director's term of office continued after the meeting. Also nominated was Fred Fazio. The following is a tabulation of the votes for each of the nominees:

          Eric  Bergmann       13,357,557
          Fred  Fazio           9,000,000
          Michael  Gilbert     13,357,557
          Stephen  Goodman     13,357,557
          Norbert  Lima        13,357,557
          Jeff  Pinkston       13,357,557

     c) The shareholders also approved Hein + Associates LLP as the Company's Auditor. The votes cast in favor were 13,357,557. There were no votes against, withheld, abstentions, nor broker non-votes.


Item  5.    Other  Information
            ------------------

      None

Item  6.    Exhibits  and  Reports  on  Form  8-K
            -------------------------------------

a)     Exhibits
        27  -  Financial  Data  Schedule

Signatures
----------
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     PRIME  COMPANIES,  INC.
                                                     -----------------------
                                                     (Registrant)



Date:     June  5,  2000                           By:  /S/Norbert  J.  Lima
                                                        --------------------
                                                           Norbert  J.  Lima
                                                   Chief  Executive  Officer



Date:     June  5,  2000                            By:  /S/Stephen  Goodman
                                                         -------------------
                                                            Stephen  Goodman
                                                   Chief  Financial  Officer