Form 10QSB/A
period 2000-03-31
PRIME COMPANIES INC
filed 2000-06-05
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10 - QSB/A
                                (Amendment No. 1)
                             (Filed on June 5, 2000)

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

PART  I. FINANCIAL  INFORMATION
Item  1. Financial  Statements
         ---------------------



Prime Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

                                                                March 31, 2000
                                                                --------------
                                                                  (unaudited)
ASSETS

Current Assets:
          Cash and cash equivalents. . . . . . . . . . . . . .  $     2,033,717
          Accounts receivable. . . . . . . . . . . . . . . . .           52,499
          Subscriptions receivable . . . . . . . . . . . . . .           85,500
          Inventory. . . . . . . . . . . . . . . . . . . . . .           18,350
          Prepaid expenses and other current assets. . . . . .           56,701
          Net assets held for sale . . . . . . . . . . . . . .          261,899
                                                                ----------------
                    Total Current Assets . . . . . . . . . . .        2,508,666

Property and Equipment, net of accumulated depreciation
  of $36,585 . . . . . . . . . . . . . . . . . . . . . . . . .           98,681

Licenses, net of accumulated amortization of $46,161 . . . . .          569,311

Goodwill, net of accumulated amortization of $20,034 . . . . .          180,301
                                                                ----------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $     3,356,959
                                                                ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
          Notes payable. . . . . . . . . . . . . . . . . . . .  $       252,500
          Note payable - related party . . . . . . . . . . . .           25,500
          Accounts payable . . . . . . . . . . . . . . . . . .          114,124
          Other current liabilities. . . . . . . . . . . . . .          106,715
                                                                ----------------
                     Total Current Liabilities . . . . . . . .          498,839

Stockholders' Equity:
          Preferred stock $.0001 par value, 10,000,000 shares
                      authorized
                      None issued and outstanding. . . . . . .                -
          Common stock, $.0001 par value, 50,000,000
                      authorized
                      31,427,540 issued and outstanding. . . .            3,142
          Additional paid-in capital . . . . . . . . . . . . .        6,284,648
          Common stock subscribed. . . . . . . . . . . . . . .           85,500
          Unrealized loss on available-for-sale securities . .         (275,000)
          Accumulated deficit. . . . . . . . . . . . . . . . .       (3,240,170)
                                                                ----------------
                      Total Stockholders' Equity . . . . . . .        2,858,120
                                                                ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . .  $     3,356,959
                                                                ================



     The accompanying notes are an integral part of these condensed consolidated financial statements.




Prime Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

                                                 Three months ended    Three months ended
                                                   March 31, 2000        March 31, 1999
                                                --------------------  --------------------
                                                    (unaudited)           (unaudited)
Sales revenues . . . . . . . . . . . . . . . .  $           112,749   $            86,843

Cost of sales. . . . . . . . . . . . . . . . .               40,679                38,207
                                                --------------------  --------------------

Gross profit . . . . . . . . . . . . . . . . .               72,070                48,636

Selling, general & administrative expenses . .              593,892                83,233
                                                --------------------  --------------------

Loss from operations . . . . . . . . . . . . .             (521,822)              (34,597)

Interest expense . . . . . . . . . . . . . . .               28,523                 7,511
                                                --------------------  -------------------

Loss before taxes and extraordinary item . . .             (550,345)              (42,108)

Income Taxes . . . . . . . . . . . . . . . . .                6,600                     -
                                                --------------------  --------------------

Loss before extraordinary item . . . . . . . .             (556,945)              (42,108)

Extraordinary loss on extinguishment
   of debt . . . . . . . . . . . . . . . . . .            1,852,595                     -
                                                --------------------  --------------------

Net loss . . . . . . . . . . . . . . . . . . .           (2,409,540)              (42,108)
                                                --------------------  --------------------

Other comprehensive loss:
   Unrealized loss on available-for-sale . . .
        securities . . . . . . . . . . . . . .             (400,000)                    -
                                                --------------------  --------------------
Comprehensive loss . . . . . . . . . . . . . .  $        (2,809,540)  $           (42,108)
                                                ====================  ====================

Basic & diluted per share information:

   Loss before extraordinary item  . . . . . .  $              (.02)  $                 *

   Extraordinary loss on extinguishment
      of debt. . . . . . . . . . . . . . . . .                 (.08)                    -
                                                --------------------  --------------------

   Net loss. . . . . . . . . . . . . . . . . .  $             (0.10)  $                 *
                                                ====================  ====================

Weighted average shares. . . . . . . . . . . .           23,764,847            14,500,000
                                                ====================  ====================


*  Less  than  $0.01  per  share.

     The accompanying notes are an integral part of these condensed consolidated financial statements.




Prime Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                                                   Three months ended    Three months ended
                                                                     March 31, 2000        March 31, 1999
                                                                  --------------------  --------------------
                                                                      (unaudited)           (unaudited)
Cash Flows from Operating Activities:
         Net Loss. . . . . . . . . . . . . . . . . . . . . . . .  $        (2,409,540)  $           (42,108)
         Adjustments to reconcile net loss to net cash
                provided by (used in) operating activities:
                Depreciation and amortization. . . . . . . . . .               31,732                 3,532
                Extraordinary loss on extinguishment
                   of debt . . . . . . . . . . . . . . . . . . .            1,852,595                     -
                Compensation   recognized   on   issuance  of
                   stock and options . . . . . . . . . . . . . .              267,216                24,840
                Changes in operating assets and liabilities:
                         Current assets. . . . . . . . . . . . .              (53,791)               (4,942)
                         Current liabilities . . . . . . . . . .               39,499                19,724
                                                                  --------------------  --------------------
                              Net cash provided by (used in)
                                         operating activities. .             (272,289)                1,046
                                                                  --------------------  --------------------
Cash Flows from Investing Activities:
          Purchases of property and equipment. . . . . . . . . .                 (287)                 (162)
                                                                  --------------------  --------------------
                              Net   cash   used   in  investing
                                                 activities. . .                 (287)                 (162)
                                                                  --------------------  --------------------

Cash Flows from Financing Activities:
         Proceeds from sale of stock . . . . . . . . . . . . . .            2,323,890                     -
         Payments on notes payable . . . . . . . . . . . . . . .             (255,000)                    -
                                                                  --------------------  --------------------
                              Net Cash provided by  financing
                                                   activities. .            2,068,890                     -
                                                                  --------------------  --------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . .            1,796,314                   884

CASH AND CASH EQUIVALENTS, beginning of period . . . . . . . . .              237,403                 3,479
                                                                  --------------------  --------------------

CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . . . .  $         2,033,717   $             4,363
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

In February 2000, creditors holding $1,307,187 (the balance due as of February 28, 2000) of notes payable converted their debt into 2,904,860 common shares of the Company. In March 2000 another creditor converted $252,500 of short term debt into 561,111 common shares of the Company. The difference between the market value of the stock issued and the carrying amount of the debt converted was $1,852,595 which has been recorded as a loss on extinguishment of debt.

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

In February 2000, creditors holding $1,307,187 (the balance due as of February 28, 2000) of notes payable converted their debt into 2,904,860 common shares of the Company. In March 2000 another creditor converted $252,500 of short term debt into 561,111 common shares of the Company. The difference between the market value of the stock issued and the carrying amount of the debt converted was $1,852,595 which has been recorded as a loss on extinguishment of debt.


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

In March 2000, the Company sold 6,569,444 shares of its common stock in private placement offerings, for net proceeds of $2.4 million. Cash provided by financing activities was $2,068,890 for the three months ended March 31, 2000. The cash provided resulted from the completion of the Company's Private
Placement Offering of common stock during the first quarter of 2000, offset by payments on notes payable. There were no financing activities in the corresponding period of 1999.

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

     In February 2000, creditors holding $1,307,187 (the balance due as of February 28, 2000) of notes payable converted their debt into 2,904,860 common shares of the Company. In March 2000 another creditor converted $252,500 of short term debt into 561,111 common shares of the Company. The difference between the market value of the stock issued and the carrying amount of the debt converted was $1,852,595 which has been recorded as a loss on extinguishment of debt.


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