Form 10QSB
period 2000-06-30
PRIME COMPANIES INC
filed 2000-08-14
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from    to
                                                      ----  ----

                         Commission File Number 0-22919
                                                -------

                              PRIME COMPANIES, INC.
        ----------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)

            Delaware                                           52-2031531
            --------                                         --------------
 (State or other jurisdiction                               (I.R.S. Employer
 incorporation or organization)                            Identification No.)

   409 Center Street, Yuba City, CA                               95991
   --------------------------------                              --------
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

                                  Yes _X_ No___

As of June 30, 2000, 31,904,796 shares of Common Stock, $.0001 par value, were outstanding


                                               INDEX
                                                                                               Page
                                                                                               Number

PART I   FINANCIAL INFORMATION

         Item 1   Financial Statements:
                  Condensed Consolidated Balance Sheet - June 30, 2000                            3

                  Condensed Consolidated Statements of Operations for the
                  Three and Six Months ended June 30, 2000 and 1999                               4

                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months ended June 30, 2000 and 1999                                         5

                  Notes to Condensed Consolidated Financial Statements                            6

         Item 2   Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                                7


PART II  OTHER INFORMATION

                  Exhibits and Reports of Form 8-K                                               10

                  Signatures                                                                     11



PART I FINANCIAL INFORMATION

Item 1 Financial Statements
----------------------------


Condensed Consolidated Balance Sheet
Prime Companies, Inc. and Subsidiaries

   ASSETS                                                                                   June 30, 2000
                                                                                             (unaudited)

   Current Assets
             Cash and cash equivalents                                                $           1,535,541
             Accounts receivable, net                                                                37,725
             Inventory                                                                               29,239
             Prepaid expenses and other current assets                                               28,075
             Net assets held for sale                                                               152,877
                                                                                    -------------------------
                        Total Current Assets                                                      1,783,457

   Property and Equipment, net of accumulated depreciation of $45,633                               139,091

   Licenses, net of accumulated amortization of $61,798                                             553,674

   Other                                                                                              2,000
                                                                                    -------------------------

   TOTAL ASSETS                                                                       $           2,478,222
                                                                                    =========================

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities
             Notes payable                                                            $             100,000
             Accounts payable                                                                        68,609
             Other current liabilities                                                               50,342
                                                                                    -------------------------
                        Total Current Liabilities                                                   218,951
                                                                                    -------------------------

   Stockholders' Equity
             Preferred Stock $.0001 par value, 10,000,000 shares authorized none issued and outstanding
             Common Stock, $.0001 par value, 50,000,000 authorized
                         31,904,796 issued and outstanding                                            3,191
             Paid in surplus                                                                      6,336,187
             Unrealized loss on investment                                                         (375,200)
             Accumulated deficit                                                                 (3,704,907)
                                                                                    -------------------------
                         Total Stockholders' Equity                                               2,259,271
                                                                                    -------------------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $           2,478,222
                                                                                    =========================

   The accompanying notes are an integral part of these condensed consolidated financial statements.



Condensed Consolidated Statements of Operations
Prime Companies, Inc. and Subsidiaries


                                                     Three months     Three months       Six months      Six months
                                                    --------------   --------------    --------------   --------------
                                                         ended            ended             ended           ended
                                                         -----            ------            ------          -----
                                                    June 30, 2000     June 30, 1999     June 30, 2000   June 30, 1999
                                                    --------------   --------------    --------------   --------------
                                                     (unaudited)       (unaudited)      (unaudited)      (unaudited)

Sales revenues                                      $      130,551   $       68,469    $      243,301   $      153,684

Cost of sales                                               36,179           12,180            76,859           50,350
                                                    --------------   --------------    --------------   --------------
Gross profit                                                94,372           56,289           166,442          103,334

Selling, general & administrative expenses                 363,933           52,669           957,825          134,528
                                                    --------------   --------------    --------------   --------------
Income (Loss) from operations                             (269,561)           3,620          (791,383)         (31,194)

Interest expense                                             2,721            1,360            31,244            8,872
                                                    --------------   --------------    --------------   --------------
Income (loss) before income taxes and extraordinary
item                                                      (272,282)           2,260          (822,627)         (40,066)

Income taxes                                                                                    6,600
                                                    --------------   --------------    --------------   --------------
Income (loss) before extraordinary item                   (272,282)           2,260          (829,227)         (40,066)

Extraordinary loss on extinguishment of debt                                                1,852,595
                                                    --------------   --------------    --------------   --------------
Net income (Loss)                                         (272,282)           2,260        (2,681,822)         (40,066)
                                                    --------------   --------------    --------------   --------------
Other comprehensive loss:
    Unrealized loss on available-for-sale
                  securities                              (100,200)                          (500,200)
                                                    --------------   --------------    --------------   --------------
Comprehensive income (loss)                         $     (372,482)  $        2,260    $   (3,182,022)  $      (40,066)
                                                    ==============   ==============    ==============   ==============
Basic & diluted per share information:

Income (Loss) before extraordinary item                      (0.01)            *                (0.03)           *
     Extraordinary loss on  extinguishment of debt            0.00                              (0.07)
     Net loss                                       $        (0.01)            *       $        (0.10)           *
                                                    ==============   ==============    ==============   ==============
Weighted Average Shares                                 31,617,540       14,500,000        27,957,156       14,500,000
                                                    ==============   ==============    ==============   ==============
* Less than $0.01 per share.

         The accompanying notes are an integral part of these condensed consolidated financial statements.



Condensed Consolidated Statements of Cash Flows
Prime Companies, Inc. and Subsidiaries

                                                                                 Six months ended     Six months ended
                                                                                ------------------   ------------------
                                                                                   June 30, 2000       June 30, 1999
                                                                                ------------------     -------------
                                                                                   (unaudited)          (unaudited)

Cash Flows from Operating Activities
         Net Loss                                                               $       (2,681,822)  $          (40,066)

         Adjustments to reconcile net loss to net cash
                provided by (used in) operating activities
                Depreciation and Amortization                                               46,399                7,078
                Extraordinary loss on extinguishment of debt                             1,852,595                 -
                Compensation recognized on issuance of stock and options                   231,303               24,840
                Changes in operating assets and liabilities:
                         Current assets                                                    (12,459)              (5,315)
                         Current liabilities                                               (63,473)              29,461
                                                                                ------------------   ------------------
                          Net Cash provided by (used in) operating activities             (627,457)              15,998
                                                                                ------------------   ------------------

Cash Flows from Investing Activities
          Purchases of Property and Equipment                                              (50,795)                (162)
                                                                                ------------------   ------------------
                          Net Cash (used in) investing activities                          (50,795)                (162)
                                                                                ------------------   ------------------
Cash Flows from Financing Activities
         Proceeds from sale of stock                                                     2,409,390
         Payments on notes payable                                                        (433,000)
                                                                                ------------------   ------------------
                          Net Cash provided by financing activities                      1,976,390
                                                                                ------------------   ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                1,298,138               15,836

CASH AND CASH EQUIVALENTS, beginning of period                                  $          237,403   $            3,479

                                                                                ------------------   ------------------

CASH AND CASH EQUIVALENTS, end of period                                        $        1,535,541   $           19,315
                                                                                ==================   ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING ACTIVITIES
Contributions by stockholder                                                    $                    $           40,091
                                                                                ==================   ==================


Conversion of Note Payable and Accrued Interest to Common Stock                 $        1,559,688   $          -
                                                                                ==================   ==================


Issuance of common stock for other asset                                        $            2,000   $          -
                                                                                ==================   ==================


                     Prime Companies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
-----------------------------------------------------

The condensed consolidated balance sheet as of June 30, 2000, the related condensed consolidated statements of operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Prime Companies, Inc. and subsidiaries as of June 30, 2000, the results of their operations for the three and six months ended June 30, 2000 and 1999 and cash flows for six months ended June 30, 2000 and 1999.

The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

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


2.     NET  ASSETS  HELD  FOR  SALE
-----------------------------------
The Company's wholly owned subsidiary, Mid-Cal Express, Inc., ceased operations in December 1998 and its assets have been pledged as security for the settlement of claims by its unsecured creditors. The assets are held by the Credit Managers Association of Southern California who is in the process of liquidating the assets and making final distribution to the creditors. The net assets held for sale consisted of the following at June 30, 2000:

Assets:
   Cash  in  escrow                                    $   6,892
   Investments                                           924,800
                                                      ----------

   Total  assets                                         931,692
   Unsecured  creditors                                  778,815
                                                        --------

   Net assets held for sale                           $  152,877
                                                       =========

3.     COMMON  STOCK
--------------------
In April 2000, the Company issued 1,000 shares of common stock at a price of $2.00 per share for an internet domain name.

In June 2000 the Company issued 12,829 shares of common stock, at market value on the date of issuance, to a consultant for services rendered related to market research conducted in its LMDS markets.

In June 2000 the Company issued 273,427 shares of common stock, at market value on the date of issuance, for services rendered related to the private placement that closed on March 31, 2000.





Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------


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

Background
----------
Prior to February 1999, the Company operated as a sole proprietorship operated by Norbert J. Lima, the Company's CEO. The Company began operations in February 1998 when it acquired certain assets of Pagers Plus Cellular (an entity for which the Company's current CEO served as an officer) in exchange for assumption of specified liabilities. In January 1999, management formed Woldnet Tel.com Inc. (Worldnet), a Delaware corporation. In February 1999, management formed WNTC Holdings, Inc. (WNTC), a Delaware corporation and a wholly-owned subsidiary of Worldnet, and NACC-Tel Corp. (NACC-Tel), a Delaware corporation and a wholly-owned subsidiary of WNTC. At that time, the operations of the Company were contributed to NACC-Tel.

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

In October 1999, the Company acquired Olive Tree Image Engineers, a small Internet Service Provider located in Sacramento, California. In October 1999 the Company completed the acquisition of Marathon Telecommunications, a commercial telephone interconnect business based in Sacramento, California.


Results  of  Operations
-----------------------

During the three month period ended June 30, 2000, sales revenue increased to $130,551 from $68,469 for the corresponding period of the prior year. During the six month period ended June 30, 2000, sales revenue increased to $243,301 from $153,684 for the corresponding period of the prior year. The increase in revenue is attributed to the integration of Marathon Telecom into Nacc-Tel Corp. and to our being awarded a high percentage of the contract proposals we had bid on.

The gross margin as a percent of revenues decreased to 72% for the three months ended June 30, 2000 from 82% in the corresponding period of the prior year. The decrease in the gross margin is due to a change in the mix of sales from predominantly service calls in the second quarter of 1999 to service calls and new installations in the second quarter of 2000. The gross margin as a percent of revenues increased to 68% for the six months ended June 30, 2000 from 67% in the corresponding period of the prior year. The increase in the gross margin is due to additional discounts for volume purchases provided to the Company by its telephone vendors.

The Company's selling, general and administrative expenses for the three month period ended June 30, 2000 increased to $363,933 from $52,669 for the corresponding period of the prior year. The Company's selling, general and administrative expenses for the six month period ended June 30, 2000 increased to $957,825 from $134,528 for the corresponding period of the prior year. The increase is attributed to increased marketing efforts, additional corporate overhead costs associated with the merger with Prime, employee and outside director stock option programs, and expenses related to the launching of our LMDS systems.

Interest expense for the three month period ended June 30, 2000 increased to $2,721 from $1,360 for the corresponding period of the prior year. The increase is attributed to the increased debt assumed in the merger with Prime. Interest expense for the six month period ended June 30, 2000 increased to $31,244 from $8,872 for the corresponding period of the prior year. The increase is attributed to the increased debt assumed in the merger with Prime. Interest expense during the third quarter of 2000, and for the balance of the year 2000 should be minimal, as most of the Company's liabilities were settled during the three months period ended March 31, 2000.

Income taxes for the three month period ended June 30, 2000 were $-0-, the same as for the comparable three month period in 1999. Income taxes for the six month period ended June 30, 2000 increased to $6,600 from $ - 0 - for the comparable six month period for 1999. The increase is primarily state franchise taxes for Prime and its various subsidiaries.


Liquidity  and  Capital  Resources
----------------------------------

At June 30, 2000, the Company had cash of $1,535,541 and working capital of $1,564,506. The increase during the six months ended June 30, 2000 was due primarily to the completion of the Company's Private Placement Offering during the first quarter of 2000. Management believes this cash will be sufficient to sustain its operations for at least the next 12 months.

Cash used in operations was $627,457 for the six months ended June 30, 2000 compared to cash provided by operations of $15,998 for the corresponding period in the prior year. The cash used in operations was primarily attributed to the overhead costs associated with the merger with Prime and the development and launching of our LMDS systems.

Cash used in investing activities increased to $50,795 for the six months ended June 30, 2000 compared to cash used of $162 for the corresponding period in the prior year. The increase is attributed to the purchase of equipment associated with the development and launching of our LMDS systems.

Cash provided by financing activities was $1,976,390 for the six months ended June 30, 2000. The cash provided resulted from the completion of the Company's Private Placement Offering of common stock during the first quarter of 2000, offset by payments on notes payable. There were no financing activities in the corresponding period of 1999.

In March 2000, the Company sold 6,569,444 shares of its common stock in private placement offerings, raising $2.4 million. Additionally, in February 2000 creditors holding $1,240,216 (balance due as of February 28, 2000) of notes payable, plus accrued interest of $67,868, converted their debt into 2,904,860 restricted common shares of the Company. In March 2000 another creditor converted $143,720 of short term debt, plus accrued interest of $107,884 into 561,111 restricted common shares of the Company. These notes were converted into common shares at the same price offered to the investors who purchased common shares through the private placement that closed March 31, 2000. The offering price was below the market price at the time, causing a non-cash loss on extinguishment of debt in the amount of $1,852,595 during the three months ended March 31, 2000.

The Company's ability to fully develop its Local Multipoint Distribution Service business is dependent upon its ability to obtain additional financing for the infrastructure equipment and working capital to develop the market opportunities.


PART II.   OTHER INFORMATION
----------------------------

Item  1.    Legal  Proceedings
------------------------------

     See the Company's annual report on Form 10KSB for the year ended December 31, 1999.


Item  2.    Changes  in  Securities  and  Use  of  Proceeds
-----------------------------------------------------------

     During the 6 months ended June 30, 2000 the Company completed the private placement of common stock and sold 6,569,444 shares for net proceeds of $2,409,390. In February 2000 creditors holding $1,240,216 (balance due as of February 28, 2000) of notes payable, plus accrued interest of $67,868, converted their debt into 2,904,860 restricted common shares of the Company. In March 2000 another creditor converted $143,720 of short term debt, plus accrued interest of $107,884 into 561,111 restricted common shares of the Company. These notes were converted into common shares at the same price offered to the investors who purchased common shares through the private placement that closed March 31, 2000. The offering price was below the market price at the time, causing a non-cash loss on extinguishment of debt in the amount of $1,852,595 during the three months ended March 31, 2000.

Item  3.    Defaults  Upon  Senior  Securities
---------------------------------------------------

      None

Item  4.    Submission  of  Matters  to  Vote  of  Security  Holders

      None

Item  5.    Other  Information
-----------------------------------

       None

Item  6.    Exhibits  and  Reports  on  Form  8-K

a)     Exhibits
        27  -  Financial  Data  Schedule

Signatures
----------
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PRIME COMPANIES, INC.

                                                     (Registrant)



Date:     August  14,  2000                    By:  /S/Norbert  J.  Lima
                                                    --------------------
                                                    Norbert  J.  Lima
                                                    Chief  Executive  Officer



Date:     August  14,  2000                     By:  /S/Stephen  Goodman
                                                     -------------------
                                                     Stephen  Goodman
                                                     Chief  Financial  Officer