Form 10KSB/A
period 1999-12-31
PRIME COMPANIES INC
filed 2000-10-06
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                (Amendment No. 1)
                             (Filed on May 22, 2000)


(  X  )  ANNUAL  REPORT  UNDER  SECTION  13  OR 15(d) OF THE SECURITIES EXCHANGE
         ACT  OF  1934

         FOR  THE  FISCAL   YEAR  ENDED   DECEMBER   31,  1999

                           Commission File No. 0-22919

                              PRIME COMPANIES, INC.
                 ----------------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB Yes No X

State  issuers  revenues  for  the  most  recent  fiscal  year. . .. . .$441,663

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

                        BUSINESS HISTORY, AND DEVELOPMENT

                                   BACKGROUND
                                   ----------

Prior to February 1999, the Company operated as a sole proprietorship operated by Norbert J. Lima, the Company's CEO. The Company began operations in February 1998 when it acquired certain assets of Pagers Plus Cellular(an entity for which the Company's current CEO served as an officer) in exchange for assumption of specified liabilities. In January 1999, management formed Woldnet Tel.com Inc. (Worldnet), a Delaware corporation, In February 1999, management formed WNTC Holdings, Inc. (WNTC), a Delaware corporation and a wholly-owned subsidiary of Worldnet, and NACC-Tel Corp. (NACC-Tel), a Delaware corporation and a wholly-owned subsidiary of WNTC. At that time the operations of the Company were contributed to NACC-Tel.

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


In September 1999, the Company acquired Olive Tree Image Engineers, a small Internet Service Provider located in Sacramento, California. In October 1999 the Company completed the acquisition of Marathon Telecommunications, a commercial telephone interconnect business based in Sacramento, California. The Company is currently reviewing several telecommunications acquisition opportunities that have come to its attention.


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results  of  Operations
-----------------------

Restatement of Financial Statements - The Company filed its annual report on Form 10KSB with the United States Securities and Exchange Commission on May 22, 2000. Included in that report were the Company's December 31, 1999 financial statements. Subsequent to the issuance of those financial statements, the Company re-evaluated the accounting for the acquisition of Marathon Telecom which occurred in October 1999. The reevaluation resulted in the removal of $190,318 of goodwill net of accumulated amortization of $10,017, a decrease in property, plant, and equipment of $1,050 and increases of cost of goods sold and general and administrative expenses of $12,783 and $178,585, respectively. Accordingly, these financial statements have been restated to reflect the changes listed above. The increase in expenses increased net loss per basic and diluted share by $0.01 cent per share to $0.06.


During the year ended December 31, 1999, sales revenue from continuing operations increased to $441,663 from $209,823 for the corresponding period of the prior year. The increase in revenue is attributed to increased marketing by the Company and greater demand as customers continued to upgrade systems to be Y2K compliant.

The gross margin as a percent of revenues increased to 63% for the year December 31, 1999 from 42% in the corresponding period of the prior year. The improvement in the gross margin is due to additional discounts for volume purchases provided to the Company by its telephone vendors.

The Company's selling, general and administrative expenses for the year ended December 31, 1999 increased to $599,474 from $143,002 for the corresponding period of the prior year. The increase is attributed to increased marketing efforts and additional corporate overhead costs associated with the merger with Prime.


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

Liquidity  and  Capital  Resources
----------------------------------


At December 31, 1999, the Company had cash of $237,403 and a working capital deficit of $61,836. The primary cause of the deficit position resulted from the assumption of net liabilities in the merger with Prime.

Cash used in  operations  was  $124,970  for the year ended  December  31,  1999 compared to $24,986 in 1998. The cash used in operations was primarily attributed to the net loss offset by noncash charges for depreciation, the one-time, noncash charge related to the merger, and an increase in accrued interest.

Cash provided by investing activities, consisting primarily of proceeds from the sale of property held for sale, was $1,060,211 for the year ended December 31, 1999. Cash used in investing activities, consisting of purchases of property and equipment, was $7,635 for the period ended December 31, 1998.

Cash used in financing activities was $701,317 for the year ended December 31, 1999 and consisted of $740,565 paid on notes payable (with the proceeds from the sale of property held for sale) offset by $39,248 of proceeds from notes payable (used for operating expenses). Cash provided by financing activities was $36,100 for 1998 and consisted of capital contributions.

The Company's ability to develop its Local Multipoint Distribution Service business is dependent upon its ability to obtain additional financing for the infrastructure equipment and working capital to develop the market opportunities. Subsequent to December 31, 1999, the Company sold 6,569,444 shares of its common stock in private placement offerings, raising $2.4 million net of commissions of approximately $547,000). Additionally, in February 2000 creditors holding $1,307,187 (balance due as of February 28, 2000) of notes payable accepted the Company's offer to convert their debt into 2,904,860 common shares of the Company.

The Company settled notes in the principal amount of $396,220 and accrued interest of $108,750 with cash payments of $152,500 and $100,000 in March and April 2000 respectively, and the issuance of 561,111 shares of the Company's common stock. Management believes the actions taken to convert outstanding debt and raise additional capital will be sufficient to sustain operations for at least the next twelve months.

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





ITEM  7.  FINANCIAL  STATEMENTS


The Company's consolidated financial statements are attached as pages F-1 through F-15. As discussed in the last paragraph of Note 3 to the financial statements, the Company has restated certain financial statement amounts related to the acquisition of Marathon Telecom which occurred in October 1999.





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

                                  STOCK OPTIONS
                                  -------------

There are outstanding options on 2,555,209 shares to various individuals. At December 31, 1999, the Company had outstanding 1,396,375, 1,038,834, and 120,000 options exercisable at prices equal to $1.00, $3.00 and $6.00 respectively. All of these options expire December 31, 2000. There are no other warrants, rights, conversion, privileges, or other rights pursuant to which Mr. Goodman, Mr. Adrian Lima or Mr. Norbert Lima or any other current Officer or Director has the right to acquire further Shares in the Corporation.

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

Common Stock -                                                             155 Montgomery Street,
Par Value $0.0001.  Irving Pfeffer          (a)   3,866,602           12%  San Francisco, CA 94105

Common Stock -                                                             120 W 45 Street, New
Par Value $0.0001.  David Shaw              (b)   2,711,227            8%  York, NY 10036

Common Stock -      All Directors and
Par Value $0.0001   Officers as a Group           9,416,313           30%
------------------  -------------------  ------------------  ------------  -----------------------


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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 5th day of October, 2000.

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

By:      /s/  Stephen  Goodman
         -----------------------------------
         Stephen  Goodman
         Director,  Chief  Financial  Officer


By:      /s/  William  Turley
         -------------------------------
         William  Turley
         Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 PAGE
Independent Auditors' Report......................................................................F-2

Consolidated Balance Sheet - December 31, 1999....................................................F-3

Consolidated Statements of Operations - For the Years Ended December 31, 1999 and 1998............F-4

Consolidated Statement of Stockholders' Equity (Deficit)  - For the Years Ended
     December 31, 1999 and 1998...................................................................F-5

Consolidated Statements of Cash Flows - For the years ended December 31, 1999, and 1998...........F-6

Notes to Consolidated Financial Statements........................................................F-7



                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders
Prime Companies, Inc.,
Yuba City, California




We have audited the accompanying consolidated balance sheet of Prime Companies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Companies, Inc. and subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

As discussed in the last paragraph of Note 3 to the financial statements, the Company has restated certain financial statement amounts related to the acquisition of Marathon Telecom which occurred in October 1999.



/s/HEIN + ASSOCIATES LLP


HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California


April 20, 2000, except for the last paragraph of Note 3 and paragraphs 2 through 4 of Note 4 which are as of August 31, 2000.



                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999




                                                           ASSETS
                                                           ------

CURRENT ASSETS:
     Cash and cash equivalents                                                                             $        237,403
     Accounts receivable                                                                                             28,405
     Inventory                                                                                                       13,850
     Deposits and other current assets                                                                               31,700
     Net assets held for sale                                                                                       661,702
                                                                                                           ----------------
         Total current assets                                                                                       973,060

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $31,308                                                  103,671
LICENSES, net of accumulated amortization of $30,774                                                                584,698
                                                                                                           ----------------

TOTAL ASSETS                                                                                               $      1,661,429
                                                                                                           ================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                       ----------------------------------------------
CURRENT LIABILITIES:
     Current portion of notes payable to related parties                                                   $        180,500
     Convertible notes payable                                                                                      496,220
     Accounts payable                                                                                               159,715
     Accrued interest                                                                                               167,110
     Other accrued expenses and liabilities                                                                          31,351
                                                                                                           ----------------
              Total current liabilities                                                                           1,034,896

NOTES PAYABLE TO RELATED PARTIES, less current portion                                                            1,240,216
                                                                                                           ----------------
              Total liabilities                                                                                   2,275,112
                                                                                                           ----------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 12)                                                                         -

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred  stock,  $.0001 par value,  10,000,000  shares  authorized,  none issued and outstanding - Common stock, $.0001 par value,  50,000,000 shares authorized, 21,582,125 issued and
         outstanding                                                                                                  2,158
     Additional paid-in capital                                                                                     282,244
     Unrealized gain on available-for-sale securities                                                               125,000
     Accumulated deficit                                                                                         (1,023,085)
                                                                                                           ----------------
              Total stockholders' equity (deficit)                                                                 (613,683)
                                                                                                           ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                                       $      1,661,429
                                                                                                           ================

       See accompanying notes to these consolidated financial statements.



                                                PRIME COMPANIES, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              FOR THE YEAR ENDED
                                                                                                 DECEMBER 31,
                                                                                  -----------------------------------------
                                                                                         1999                    1998
                                                                                  --------------------    -----------------

SALES REVENUES                                                                    $        441,663        $         209,823
                                                                                  ----------------        -----------------

COSTS AND EXPENSES:
     Cost of sales                                                                         163,550                  121,166
     Selling, general, and administrative expenses                                         599,474                  143,002
     Expense recognized for net liabilities assumed in
         reverse merger                                                                    428,194                    -
                                                                                  ----------------        -----------------
         Total costs and expenses                                                        1,191,218                  264,168
                                                                                  ----------------        -----------------

OPERATING LOSS                                                                            (749,555)                 (54,345)
                                                                                  ----------------        -----------------

OTHER EXPENSE:
     Interest expense                                                                     (199,089)                 (14,796)
                                                                                  ----------------        -----------------

LOSS BEFORE TAXES                                                                         (948,644)                 (69,141)
     Provision for taxes                                                                     5,300                    -
                                                                                  ----------------        -----------------

NET LOSS                                                                          $       (953,944)       $         (69,141)
                                                                                  ================        -----------------


BASIC AND DILUTED NET LOSS PER SHARE                                              $          (0.06)        $          (0.02)
                                                                                  ================        =================

WEIGHTED AVERAGE SHARES OUTSTANDING                                                     16,680,764                4,500,000
                                                                                  ================        =================



                                                PRIME COMPANIES, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                                            FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                          UNREALIZED GAIN
                                                                                                ON                         TOTAL
                                                      COMMON STOCK           ADDITIONAL    AVAILABLE-FOR-              STOCKHOLDERS'
                                             ---------------------------      PAID-IN          SALE        ACCUMULATED    EQUITY
                                                SHARES           AMOUNT       CAPITAL       SECURITIES       DEFICIT     (DEFICIT)
                                             --------------- ----------- ----------------  -------------   -----------  ------------

BALANCES, January 1, 1998                         -          $     -     $       -         $   -           $    -       $       -

     Capital contributions                        4,500,000          450        35,650         -                -            36,100
     Net loss                                     -                -             -             -              (69,141)      (69,141)
                                             --------------  ----------- --------------    -----------     ----------   ------------

BALANCE, December 31, 1998                        4,500,000          450        35,650         -              (69,141)      (33,041)

     Shares issued for services                  10,517,241        1,051       220,341         -               -            221,392
     Shares issued in merger transaction          6,507,742          651          (651)        -               -                -
     Stock issued in acquisitions                    57,142            6        26,904         -               -             26,910
     Comprehensive loss:
         Net Loss                                 -                -             -             -             (953,944)
         Unrealized gain on
              available-for-sale securities       -                -             -             125,000         -
         Total comprehensive loss                 -                -             -             -               -           (828,944)
                                             --------------  ----------- --------------    -----------     ----------   ------------

BALANCE, December 31, 1999                       21,582,125  $     2,158  $     282,244    $   125,000     $(1,023,085) $  (613,683)
                                             ==============  =========== ==============    ===========     ===========  ============




                                                PRIME COMPANIES, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------------------
                                                                                         1999                    1998
                                                                                  --------------------    -------------------

CASH FLOW FROM OPERATING ACTIVITIES:
       Net loss                                                                   $        (953,944)      $         (69,141)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                                       49,506                  11,526
         Stock issued for services                                                          221,392                      -
         Noncash expense recognized upon reverse merger                                     428,193                      -
            Changes in operating assets and liabilities:
                Accounts receivable                                                         (17,247)                (10,158)
                Inventory                                                                    (7,620)                 12,779
                Prepaid expenses and other current assets                                   (22,878)                   (350)
                Accounts payable                                                            (10,965)                 30,358
                Accrued liabilities                                                         188,593                     -
                                                                                  --------------------    -------------------
                Net cash used in operating activities                                      (124,970)                (24,986)
                                                                                  --------------------    -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                    (14,744)                 (7,635)
     Sale of property held for sale                                                       1,074,955                     -
                                                                                  --------------------    -------------------
                Net cash provided by (used in) investing
                activities                                                                1,060,211                  (7,635)
                                                                                  --------------------    -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Capital contributions                                                                    -                      36,100

     Proceeds from notes payable                                                             39,248                     -
     Principal payments on notes payable and long-term debt                                (740,565)                    -
                                                                                  --------------------    -------------------
                Net cash provided by (used in) financing
                activities                                                                 (701,317)                 36,100
                                                                                  --------------------    -------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                       233,924                   3,479

CASH AND CASH EQUIVALENTS, beginning of year                                                  3,479                     -
                                                                                  --------------------    -------------------

CASH AND CASH EQUIVALENTS, end of year                                            $         237,403       $           3,479
                                                                                  ====================    ===================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash payments for:
         Interest                                                                 $          31,979       $          14,796
                                                                                  ====================    ===================
         Income taxes                                                             $            -          $             -
                                                                                  ====================    ===================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
     Assets acquired for assumption of debt                                       $            -          $          94,573
                                                                                  ====================    ===================
     Notes payable issued to acquire licenses                                     $         615,472       $             -
                                                                                  ====================    ===================
     Note payable issued to acquire property and equipment                        $          10,076       $             -
                                                                                  ====================    ===================
     Net assets acquired in exchange for stock                                    $          26,910       $             -
                                                                                  ====================    ===================

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.   ORGANIZATION AND NATURE OF OPERATIONS:
     --------------------------------------

     The consolidated financial statements include the accounts of Prime Companies, Inc. and its wholly owned subsidiaries (collectively, "the Company"). The Company operates in one segment and began operations on February 20, 1998 as NACC-Tel, a sole proprietorship operated by Norbert Lima (the Company's CEO) when it acquired certain assets of Pagers Plus Cellular (an entity for which Norbert Lima served as an officer) in exchange for assumption of specified liabilities. NACC-Tel provides paging services and installation and servicing of interconnect and business communication systems.

     In January 1999, Mr. Lima, along with three other principals, formed Worldnet Tel.com, Inc. (Worldnet), a Delaware corporation, to form the legal structure for the Company's further development. Norbert Lima, subsequently contributed the operations of NACC-Tel to Worldnet, with interests in the Company assigned to the other three principals in exchange for services to be provided for the further development of the Company's operations. The services were to be rendered in 1999. Worldnet contributed the operations of NACC-Tel to NACC-Tel Corp., a Delaware corporation formed as a wholly-owned subsidiary of WNTC Holdings, Inc., which was formed as a wholly-owned holding company subsidiary of Worldnet. For financial statement purposes, the operations of NACC-Tel are considered the business of Worldnet and the financial statements reflect the historical financial position and results of operations and cash flows of NACC-Tel.

     Pursuant to a Stock Purchase Agreement (the "Agreement") between Prime Companies, Inc. ("Prime"), a Delaware Corporation, a nonoperating public shell, and Worldnet, Worldnet was merged into Prime through a merger effective August 11, 1999.

     For financial statement purposes, Worldnet was considered the acquiring company, and this transaction has been treated as an acquisition of Prime by Worldnet. For legal purposes, however, Prime remained the surviving entity. Therefore, the combined entity retained Prime's capital structure. Prior to the merger, Prime had 6,507,742 shares of common stock outstanding held by various individuals. Pursuant to the agreement, Worldnet was issued 14,500,000 shares of Prime common stock. As a result of the stock exchange, the former shareholders of Worldnet hold 69% of the outstanding shares of common stock of Prime. At the time of the merger, Prime had liabilities in excess of net assets of $428,194. This amount was been charged to operations on the date of the merger as a cost of the reorganization.

     The accompanying financial statements of the Company reflect the operations of Worldnet and its subsidiaries and consolidate the operations of Prime and its subsidiaries commencing on the date of the merger.

     The Company's other wholly-owned subsidiaries as described below:

     Prepaid Tel.com Inc. (Prepaid), a Delaware corporation, was formed in February 1999 as a wholly-owned subsidiary of WNTC. Prepaid is a Competitive Local Exchange Carrier ("CLEC") certified by the California Public Utility Commission. Prepaid had no substantial operations during 1999.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

     Principles of Consolidation - The consolidated financial statements include
     ---------------------------
     the accounts of Prime Companies, Inc. and its wholly owned subsidiaries (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     Cash and Cash  Equivalents - For purposes of the  statements of cash flows,
     --------------------------
     the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Inventories  -  Inventories  of  installation  equipment  and materials are
     -----------
     stated at the lower of cost (first-in, first-out method) or market.

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

     Impairment of Long-Lived  and  Intangible  Assets - In the event that facts
     -------------------------------------------------
     and circumstances indicate that the cost of long lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Revenue  Recognition - Revenue is generated from  installation  of business
     --------------------
     phone systems recognized as installations are completed.

     Income Taxes - The Company  accounts  for income taxes under the  liability
     -------------
     method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined, based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Net Assets Held for Sale - Net assets held for sale include 400,000 shares
     ------------------------
     of common stock of US Trucking, Inc., and cash of Mid-Cal Express, Inc. (the Company's inactive trucking subsidiary) net of payables to unsecured creditors of Mid-Cal Express Inc. The assets are pledged as security to the unsecured creditors and are being held in escrow pending final settlement of the claims.

     Earnings  Per Share - Basic  earnings  per share  excludes  dilution and is
     -------------------
     computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common stock equivalents as of December 31, 1999 were anti-dilutive and excluded from the earnings per share computation.

     Accounting   Estimates  -  The  preparation  of  financial   statements  in
     ----------------------
     conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

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

     Investments - The U.S.  Trucking stock included in net assets held for sale
     -----------
     is considered available for sale. These securities are carried at fair value with unrealized gains or losses, net of tax, reported as a separate component of stockholders' equity.

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

     Concentrations of Credit Risk - Credit risk represents the accounting loss ------------------------------ that would be recognized at the reporting date if counterparties failed to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. In accordance with FASB Statement No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments With Concentrations of Credit Risk," financial instruments that subject the Company to credit risk are primarily accounts receivable. The credit risk amounts shown do not take into account the value of any collateral or security.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The customers of the Company's 1999 operations are located primarily in California. At December 31, 1999 approximately $13,800 representing 48% of trade receivables was due from two customers. No other customers accounted for more than 10% of the Company's trade receivables at December 31, 1999. No single customer accounted for 10% or more of the Company's revenues during 1999.

     Fair  Value of  Financial  Instruments  - The  estimated  fair  values  for
     --------------------------------------
     financial instruments under FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision.

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

     Impact  of  Recently  Issued  Standards  -  In  June  1998,  the  Financial
     ---------------------------------------
     Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FASB133), "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was amended by FASB 137, issued in June 1999, such that it is effective for the Company's financial statements for the year ending December 31, 2001. The Company does not believe the adoption of FASB133 will have a material impact on assets, liabilities or equity.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No 101, entitled "Revenue Recognition in Financial Statements." SAB101A was issued by the SEC on March 24, 2000 and delays the required implementation date of SAB101 until the second quarter of 2000. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements of public companies. The Company does not believe that the adoption of SAB 101 will have a material effect on its financial position or results of operations.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   BASIS OF PRESENTATION:
     ---------------------

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has recorded losses for the years ended December 31, 1999 and 1998, resulting in an accumulated deficit of $1,023,085 as of December 31, 1999. Cash used in operations during 1999 and 1998 was $124,970 and $24,986, respectively.

     Management expects to achieve profitable operations as its CLEC and Internet subsidiaries begin operations during 2000. Until profitable operations can be achieved, management had taken steps to obtain additional working capital for the Company. Subsequent to December 31, 1999, the Company converted approximately $1.6 million of debt and accrued interest to common stock and completed a private placement of an additional 6,569,444 shares of common stock for net proceeds of $2.4 million (see note
     13). Management believes, based on its current and planned level of operations it has sufficient resources to continue as a going concern for at least the next twelve months. Accordingly, the financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts, or the amount and classification of liabilities, or any other adjustment that might be necessary should the Company be unable to continue as a going concern.


     Restatement of Financial Statements - The Company filed its annual report on Form 10KSB with the United States Securities and Exchange Commission on May 22, 2000. Included in that report were the Company's December 31, 1999 financial statements. Subsequent to the issuance of those financial statements, the Company re-evaluated the accounting for the acquisition of Marathon Telecom which occurred in October 1999. The reevaluation resulted in the removal of $190,318 of goodwill net of accumulated amortization of $10,017, a decrease in property, plant, and equipment of $1,050 and increases of cost of goods sold and general and administrative expenses of $12,783 and $178,585, respectively. Accordingly, these financial statements have been restated to reflect the changes listed above. The increase in expenses increased net loss per basic and diluted share by $0.01 cent per share to $0.06.


4.   ACQUISITIONS:
     ------------

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


     On March 19, 1999, Norbert Lima, as an individual and sole proprietor of NACC-Tel, acquired the assets of Marathon Telecom (Marathon) from an unrelated party in exchange for the assumption of certain liabilities totaling approximately $40,000 and consideration paid to the seller of $5,500. On April 1, 1999, Norbert Lima assigned to his son, Adrian Lima who was an employee of NACC-Tel, his 100% ownership of Marathon with no consideration to be paid to Norbert Lima.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During the period between March 19, 1999 through October 15, 1999, Adrian operated Marathon independently of Norbert Lima and NACC-Tel. Marathon generated revenues of approximately $99,000 (unaudited) and had net income of approximately $28,000 (unaudited). Financial information for Marathon prior to March 19, 1999 is not available.

     On October 15, 1999, the Company acquired the assets of Marathon from Adrian Lima, a sole proprietor, in exchange for 517,241 shares of the Company's common stock. This stock issuance was valued at the average of the closing bid and ask prices for three days before and after the acquisition was agreed to by the Company and Marathon. The transaction was accounted for as a purchase and accordingly, the inclusion of the operations of Marathon in the consolidated operations commenced on the acquisition date. The resulting purchase price was $196,552 which consists of $188,602 stock based compensation for the 517,241 shares of common stock issued to Adrian Lima and $7,950 in fixed assets.


5.   NET ASSETS HELD FOR SALE:
     -------------------------

     Mid-Cal Express, Inc. and Mid-Cal Express Logistics, Inc. ceased operations in December 1998 and its assets have been pledged as security for the settlement of claims by its unsecured creditors. The assets are held by the Credit Managers Association of Southern California who is in the process of liquidating the assets and making final distribution to the creditors. The net assets held for sale consisted of the following at December 31, 1999:


  Assets:
      Cash in escrow                                     $         83,079
      Investments                                               1,425,000
                                                         ----------------
           Total Assets                                         1,508,079
Unsecured Creditors                                              (846,377)
                                                         ----------------
   Net Assets of Discontinued Operations                 $        661,702
                                                         ================


6.   PROPERTY AND EQUIPMENT:
     -----------------------

         Property and equipment at December 31, 1999, consisted of:

                                                                       Estimated
                                                                    Useful Lives
                                                                    ------------
 Offices furniture and equipment                $         46,745        3 years
 Vehicles                                                 16,470        3 years
 Paging terminals                                         71,764        7 years
                                                ----------------
         Total Property and equipment                    134,979
 Less accumulated depreciation                           (31,308)
                                                ----------------
                                                $        103,671
                                                ================

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





7.   NOTES PAYABLE TO RELATED PARTIES:
     ---------------------------------

     In connection with the merger between Prime and Worldnet, the Company assumed notes payable to related parties. At December 31, 1999, the Company had the following notes payable outstanding to related parties:


             Unsecured notes payable to shareholders; interest at 10% accruing through
             January 15, 2000, thereafter interest payments due monthly beginning
             January 15, 2000; principal due July 31, 2001                                $      1,240,216

             Unsecured notes payable to a shareholder, former officer and director;
             interest at 10%; principal and interest due at various dates throughout
             2000                                                                                  155,000

             Note payable to relative of the Chief Executive Officer; non-interest
             bearing; due April 15, 2000                                                            25,500
                                                                                          ----------------
                                                                                                 1,420,716
             Current Portion                                                                      (180,500)
                                                                                          ----------------
             Long Term Portion                                                            $      1,240,216
                                                                                          ================

     Accrued interest on notes payable to related parties was $55,830 at December 31, 1999. Interest expense on these notes was $60,954 in 1999.

     In February 2000, notes in the principal amount of $1,240,216, plus accrued interest of $47,197 and interest accrued subsequent to year end of $19,774 were settled by the issuance of 2,904,860 shares of the Company's common stock.


8.   CONVERTIBLE NOTES PAYABLE:
     --------------------------

     During 1999, the Company issued unsecured notes payable to an individual for cash and licenses. At December 31, 1999, principal of $496,220 and accrued interest of $111,280 were due on these notes. During the period ended June 30, 2000 the Company settled notes in the principal amount of $396,220 and accrued interest in the amount of $108,750 with cash payments of $252,500 and issuance of 561,111 shares of the Company's common stock. The remaining principal balance of $100,000 accrues interest at 10% and is due October 1, 2000. The note is convertible to 312,500 shares of the Company's common stock on October 1, 2000.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   STOCK OPTIONS:
     --------------

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


10.  INCOME TAXES:
     -------------

     The provision for taxes for 1999 consists of state franchise taxes. The actual income tax expense differs from the "expected" tax expense computed by applying the U.S. federal corporate income tax rate of 34% because of the state taxes and changes in the valuation allowance of deferred tax assets.

     The components of the net deferred tax assets are as follows at December 31, 1999:

             Noncurrent deferred tax assets:

             Net operating loss carryforward                    $     3,292,227
                  Valuation allowance                                (3,292,227)
                                                                ----------------
             Net noncurrent deferred tax assets                 $        -
                                                                ================

     As of December 31, 1999, the Company has available net operating loss carryforwards for income tax purposes of $8,551,000 which expire through 2019. The Company has state net operating loss carryforwards of $4,140,000 which expire through 2004. Due to the change in control of Prime, the benefit of the net operating losses generated by Prime prior to the acquisition by Worldnet will be limited by certain consolidated return filing regulations and limitations under Section 382. This limitation would prevent the use of pre-acquisition net operating losses against the activities of Worldnet or any of its subsidiaries.


11.  EMPLOYEE DEFINED CONTRIBUTION PLAN:
     -----------------------------------

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


12.  COMMITMENTS AND CONTINGENCIES:
     ------------------------------

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

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     Litigation and other claims
     ----------------------------

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


13.  SUBSEQUENT EVENTS:
     -----------------

     In March 2000 the Company completed a private placement offering of its common stock and sold 6,569,444 shares for $2.4 million (net of commissions of approximately $547,000).

     In March 2000, the Board of Directors approved an employee stock option program for all employees on staff as of January 31, 2000, whereby each employee is granted the right to purchase the number of shares equal to 1999 gross earnings (at Prime or any of its subsidiaries) at $1.00 per share; options to expire December 31, 2002, and are immediately exercisable.

     In March 2000, the Board of Directors also approved an employee stock option program for all employees employed by Prime in 2000, whereby each employee is granted the right to purchase the number of shares equal to 2000 gross earnings (at Prime or any of its subsidiaries) at $1.50 per share; options to expire December 31, 2003, and do not vest until December 31, 2000.

     In March 2000, the Board of Directors also approved a stock option program whereby each outside director was granted an option for the year 2000, to expire December 31, 2002, on 20,000 shares at $1.00 per share. The options vest on January 1, 2001 to each current outside director who is still a director on that date.