Form 10QSB/A
period 2000-03-31
PRIME COMPANIES INC
filed 2000-10-06
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10 - QSB/A
                                (Amendment No. 2)
                             (Filed on June 5, 2000)


     (x)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

                                       OR

(  )      TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)  OF  THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from   to
                                                      ---  ---

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

PART  I. FINANCIAL  INFORMATION
Item  1. Financial  Statements
         ---------------------




Prime Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

                                                                March 31, 2000
                                                                --------------
                                                                  (unaudited)
ASSETS

Current Assets:
          Cash and cash equivalents. . . . . . . . . . . . . .  $     2,033,717
          Accounts receivable. . . . . . . . . . . . . . . . .           52,499
          Subscriptions receivable . . . . . . . . . . . . . .           85,500
          Inventory. . . . . . . . . . . . . . . . . . . . . .           18,350
          Prepaid expenses and other current assets. . . . . .           56,701
          Net assets held for sale . . . . . . . . . . . . . .          261,899
                                                                ----------------
                    Total Current Assets . . . . . . . . . . .        2,508,666

Property and Equipment, net of accumulated depreciation
  of $36,585 . . . . . . . . . . . . . . . . . . . . . . . . .           97,632

Licenses, net of accumulated amortization of $46,161 . . . . .          569,311
                                                                ----------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $     3,175,609
                                                                ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
          Notes payable. . . . . . . . . . . . . . . . . . . .  $       252,500
          Note payable - related party . . . . . . . . . . . .           25,500
          Accounts payable . . . . . . . . . . . . . . . . . .          114,122
          Other current liabilities. . . . . . . . . . . . . .          107,802
                                                                ----------------
                     Total Current Liabilities . . . . . . . .          499,924


Stockholders' Equity:
          Preferred stock $.0001 par value, 10,000,000 shares
                      authorized
                      None issued and outstanding. . . . . . .                -
          Common stock, $.0001 par value, 50,000,000
                      authorized
                      31,427,540 issued and outstanding. . . .            3,142
          Additional paid-in capital . . . . . . . . . . . . .        6,284,649
          Common stock subscribed. . . . . . . . . . . . . . .           85,500
          Unrealized loss on available-for-sale securities . .         (275,000)
          Accumulated deficit. . . . . . . . . . . . . . . . .       (3,422,606)
                                                                ----------------
                      Total Stockholders' Equity . . . . . . .        2,675,685
                                                                ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . .  $     3,175,609
                                                                ================




The accompanying notes are an integral part of these condensed consolidated financial statements.




Prime Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations


                                                 Three months ended    Three months ended
                                                   March 31, 2000        March 31, 1999
                                                --------------------  --------------------
                                                    (unaudited)           (unaudited)
Sales revenues . . . . . . . . . . . . . . . .  $           112,749   $            85,215

Cost of sales. . . . . . . . . . . . . . . . .               40,679                36,170
                                                --------------------  --------------------

Gross profit . . . . . . . . . . . . . . . . .               72,070                49,045

Selling, general & administrative expenses . .              583,874                81,859
                                                --------------------  --------------------

Loss from operations . . . . . . . . . . . . .             (511,804)              (32,814)

Interest expense . . . . . . . . . . . . . . .               28,522                 7,511
                                                --------------------  -------------------

Loss before taxes and extraordinary item . . .             (540,326)              (40,325)

Income Taxes . . . . . . . . . . . . . . . . .                6,600                     -
                                                --------------------  --------------------

Loss before extraordinary item . . . . . . . .             (546,926)              (40,325)

Extraordinary loss on extinguishment
   of debt . . . . . . . . . . . . . . . . . .            1,852,595                     -
                                                --------------------  --------------------

Net loss . . . . . . . . . . . . . . . . . . .           (2,399,521)              (40,325)
                                                --------------------  --------------------

Other comprehensive loss:
   Unrealized loss on available-for-sale . . .
        securities . . . . . . . . . . . . . .             (400,000)                    -
                                                --------------------  --------------------
Comprehensive loss . . . . . . . . . . . . . .  $        (2,799,521)  $           (40,325)
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




Prime Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows


                                                                   Three months ended    Three months ended
                                                                     March 31, 2000        March 31, 1999
                                                                  --------------------  --------------------
                                                                      (unaudited)           (unaudited)
Cash Flows from Operating Activities:
         Net Loss. . . . . . . . . . . . . . . . . . . . . . . .  $        (2,399,521)  $           (40,326)
         Adjustments to reconcile net loss to net cash
                provided by (used in) operating activities:
                Depreciation and amortization. . . . . . . . . .               22,799                 3,532
                Extraordinary loss on extinguishment
                   of debt . . . . . . . . . . . . . . . . . . .            1,852,595                     -
                Compensation   recognized   on   issuance  of
                   stock and options . . . . . . . . . . . . . .              267,216                24,840
                Changes in operating assets and liabilities:
                         Current assets. . . . . . . . . . . . .              (53,791)               (4,942)
                         Current liabilities . . . . . . . . . .               38,413                17,942
                                                                  --------------------  --------------------
                              Net cash provided by (used in)
                                         operating activities. .             (272,289)                1,046
                                                                  --------------------  --------------------
Cash Flows from Investing Activities:
          Purchases of property and equipment. . . . . . . . . .                 (287)                 (162)
                                                                  --------------------  --------------------
                              Net   cash   used   in  investing
                                                 activities. . .                 (287)                 (162)
                                                                  --------------------  --------------------

Cash Flows from Financing Activities:
         Proceeds from sale of stock . . . . . . . . . . . . . .            2,323,890                     -
         Payments on notes payable . . . . . . . . . . . . . . .             (255,000)                    -
                                                                  --------------------  --------------------
                              Net Cash provided by  financing
                                                   activities. .            2,068,890                     -
                                                                  --------------------  --------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . .            1,796,314                   884

CASH AND CASH EQUIVALENTS, beginning of period . . . . . . . . .              237,403                 3,479
                                                                  --------------------  --------------------

CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . . . .  $         2,033,717   $             4,363
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

                     Prime Companies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
       ----------------------------------------------


Restatement of Financial Statements - The Company filed its quarterly report on Form 10QSB with the United States Securities and Exchange Commission on June 5, 2000. Included in that report were the Company's March 31, 2000 financial statements. Subsequent to the issuance of those financial statements, the Company re-evaluated the accounting for the acquisition of Marathon Telecom which occurred in October 1999. The re-evaluation, at March 31, 2000, resulted in the removal of $190,318 of goodwill net of accumulated amortization of $20,017, a decrease in property, plant, and equipment of $1,050 and a decrease in selling, general and administrative expenses of $10,017. For the quarter ended March 31, 1999 the restatement resulted in decreases of revenues, cost of goods sold, and general and administrative expenses of $1,628, $2,037, and $1,374 respectively. Accordingly, these financial statements have been restated to reflect the changes listed above. These decreases have no effect on the net loss per basic and diluted share.


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

Assets:
   Cash  in  escrow                                   $    7,089
   Investments                                         1,025,000
                                                      ----------

   Total  assets                                       1,032,089
   Unsecured  creditors                                 (770,190)
                                                        --------

   Net assets held for sale                           $  261,899
                                                       =========

3.     COMMON  STOCK
       -------------

In March 2000, the Company sold 6,569,444 shares of its common stock in private placement offerings, raising $2.4 million. At March 31, 2000, the Company had subscriptions receivable of $85,500 from this private placement. All subscriptions receivable were collected in April 2000.

In February 2000, creditors holding $1,307,187 (principal balance of $1,240,216 and accrued interest of $66,971) of notes payable converted their debt into 2,904,860 common shares of the Company. In March 2000 the Company settled notes in the principal amount of $396,220 and accrued interest of $108,750 with cash payments of $152,500 during the quarter ended March 30, 2000 and $100,000 in April 2000, and the issuance of 561,111 shares of the Company's common stock. The difference between the market value of the stock issued and the carrying amount of the debt converted was $1,852,595 which has been recorded as a loss on extinguishment of debt.

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


Background
----------


Prior to February 1999, the Company operated as a sole proprietorship operated by Norbert J. Lima, the Company's CEO. The Company began operations in February 1998 when it acquired certain assets of Pagers Plus Cellular (an entity for which the Company's current CEO served as an officer) in exchange for assumption of specified liabilities. In January 1999, management founded Woldnet Tel.com Inc. (Worldnet), a Delaware corporation. In February 1999 management formed WNTC Holdings, Inc. (WNTC), a Delaware corporation and a wholly-owned subsidiary of Worldnet, and NACC-Tel Corp. (NACC-Tel), a Delaware corporation and a wholly-owned subsidiary of WNTC. At that time, the operations of the Company were contributed to NACC-Tel.


Prepaid Tel.com Inc. (Prepaid), a Delaware corporation, was formed in February 1999 as a wholly-owned subsidiary of WNTC. Prepaid is a Competitive Local Exchange Carrier ("CLEC") certified by the California Public Utility Commission. Prepaid had no substantial operations during 1999 and the three months ended March 31, 2000.

LMDS Communications Inc. (LMDS), a Delaware corporation, was formed in February 1999 as a wholly-owned subsidiary of WNTC. LMDS is a telecommunications company with interests in the fixed broadband wireless sector. LMDS had no substantial operations during 1999 and the three months ended March 31, 2000.

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

In September 1999, the Company acquired Olive Tree Image Engineers, a small Internet Service Provider located in Sacramento, California. In October 1999, the Company completed the acquisition of Marathon Telecommunications, a commercial telephone interconnect business based in Sacramento, California.

The Company is currently reviewing several telecommunications acquisitions opportunities that have come to its attention.


Results  of  Operations
-----------------------


During the three month period ended March 31, 2000, sales revenue increased to $112,749 from $85,215 for the corresponding period of the prior year. The 32% increase is attributed to the integration of Marathon Telecom into Nacc-Tel Corp. and to our being awarded a high percentage of the contract proposals we had bid on.

The gross margin as a percent of revenues increased to 64% for the three months ended March 31, 2000 from 58% in the corresponding period of the prior year. The increase in the gross margin is due to additional discounts for volume purchases provided to the Company by its telephone vendors.

The Company's selling, general and administrative expenses for the three month period ended March 31, 2000 increased to $583,874 from $81,859 for the corresponding period of the prior year. The increase is attributed to increased marketing efforts, additional corporate overhead costs associated with the merger with Prime, employee and outside director stock option programs, and expenses related to the launching of our LMDS systems.

Interest expense for the three month period ended March 31, 2000 increased to $28,522 from $7,511 for the corresponding period of the prior year. The increase is attributed to the increased debt assumed in the merger with Prime. Interest expense during the second quarter of 2000, and for the balance of the year 2000 should be minimal, as most of the Company's liabilities were settled during the three month period ended March 31, 2000.

Income taxes for the three month period ended March 31, 2000 increased to $6,600 from $ - 0 - and were primarily state franchise taxes for Prime and its various subsidiaries.


In February 2000, creditors holding $1,307,187 (principal balance of $1,240,216 and accrued interest of $66,971) of notes payable converted their debt into 2,904,860 common shares of the Company. In March 2000 the Company settled notes in the principal amount of $396,220 and accrued interest of $108,750 with cash payments of $152,500 during the quarter ended March 30, 2000 and $100,000 in April 2000, and the issuance of 561,111 shares of the Company's common stock. The difference between the market value of the stock issued and the carrying amount of the debt converted was $1,852,595 which has been recorded as a loss on extinguishment of debt.


Liquidity  and  Capital  Resources
----------------------------------

At March 31, 2000, the Company had cash of $2,033,717 and working capital of $2,008,742. The increase during the three months ended March 31, 2000 was due primarily to the completion of the Company's Private Placement Offering during the first quarter of 2000. Management believes this cash will be sufficient to sustain its operations for at least the next 12 months.

Cash used in operations was $272,289 for the three months ended March 31, 2000 compared to cash provided by operations of $1,046 for the corresponding period in the prior year. The cash used in operations was primarily attributed to the overhead costs associated with the merger with Prime and the development and launching of our LMDS systems.


In March 2000, the Company sold 6,569,444 shares of its common stock in private placement offerings, for net proceeds of $2.4 million (net of commissions of approximately $547,000). Cash provided by financing activities was $2,068,890 for the three months ended March 31, 2000. The cash provided resulted from the completion of the Company's Private Placement Offering of common stock during the first quarter of 2000, offset by payments on notes payable. There were no financing activities in the corresponding period of 1999.


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


Item  2.    Changes  in  Securities  and  Use  of  Proceeds
            -----------------------------------------------

In March 2000, the Company sold 6,569,444 shares of its common stock in private placement offerings, raising $2.4 million (net of commissions of approximately $547,000). At March 31, 2000, the Company had subscriptions receivable of $85,500 from this private placement. All subscriptions receivable were collected in April 2000.

In February 2000, creditors holding $1,307,187 (principal balance of $1,240,216 and accrued interest of $66,971) of notes payable converted their debt into 2,904,860 common shares of the Company. In March 2000 the Company settled notes in the principal amount of $396,220 and accrued interest of $108,750 with cash payments of $152,500 during the quarter ended March 30, 2000 and $100,000 in April 2000, and the issuance of 561,111 shares of the Company's common stock. The difference between the market value of the stock issued and the carrying amount of the debt converted was $1,852,595 which has been recorded as a loss on extinguishment of debt.


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

a)     Exhibits
      None

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

                                                    PRIME  COMPANIES,  INC.
                                                    -----------------------
                                                         (Registrant)




Date:     October 5,  2000                    By:  /S/Norbert  J.  Lima
                                                      --------------------
                                                      Norbert  J.  Lima
                                                      Chief  Executive  Officer



Date:     October 5,  2000                     By:  /S/Stephen  Goodman
                                                       -------------------
                                                       Stephen  Goodman
                                                       Chief  Financial  Officer