Form 10QSB
period 2000-09-30
PRIME COMPANIES INC
filed 2000-11-14
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000
                                                 ------------------

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

                                    Yes X No
                                     ---   ---
As of September 30, 2000, 26,717,296 shares of Common Stock, $.0001 par value, were outstanding


                                               INDEX
                                                                                               Page
                                                                                               Number

PART I   FINANCIAL INFORMATION

         Item 1   Financial Statements:
                  Condensed Consolidated Balance Sheet - September 30, 2000 (unaudited)           3

                  Condensed Consolidated Statements of Operations for the
                  Three and Nine Months ended September 30, 2000 and 1999 (unaudited)             4

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months ended September 30, 2000 and 1999 (unaudited)                       5

                  Notes to Condensed Consolidated Financial Statements                            6

         Item 2   Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                                7


PART II  OTHER INFORMATION

                  Exhibits and Reports on Form 8-K                                               10

                  Signatures                                                                     11



PART I FINANCIAL INFORMATION

Item 1 Financial Statements
----------------------------


Condensed Consolidated Balance Sheet
Prime Companies, Inc. and Subsidiaries

   ASSETS                                                                               September 30, 2000
                                                                                             (unaudited)

   Current Assets
             Cash and cash equivalents                                                $           1,073,819
             Accounts receivable, net                                                                72,891
             Inventory                                                                               37,589
             Prepaid expenses and other current assets                                                3,031

                                                                                  -------------------------
                        Total Current Assets                                                      1,187,330


   Property and Equipment, net of accumulated depreciation of $57,104                               278,212

   Licenses, net of accumulated amortization of $58,954                                             412,681

   Other                                                                                              2,000
                                                                                    -------------------------


   TOTAL ASSETS                                                                       $           1,880,223

                                                                                    =========================

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities

             Accounts payable                                                        $               84,382
             Other current liabilities                                                              117,868
             Net assets held for sale                                                               626,739

                                                                                    -------------------------

                        Total Current Liabilities                                                   828,989

                                                                                    -------------------------

   Stockholders' Equity
             Preferred Stock $.0001 par value, 10,000,000 shares authorized none issued and outstanding
             Common Stock, $.0001 par value, 50,000,000 authorized
                         26,717,296 issued and outstanding                                            2,672
             Paid in surplus                                                                      6,383,471
             Accumulated deficit                                                                 (5,334,909)
                                                                                    -------------------------
                         Total Stockholders' Equity                                               1,051,234
                                                                                    -------------------------


   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $           1,880,223

                                                                                    =========================

   The accompanying notes are an integral part of these condensed consolidated financial statements.



Condensed Consolidated Statements of Operations
Prime Companies, Inc. and Subsidiaries


                                                     Three months     Three months      Nine months     Nine months
                                                    --------------   --------------    -------------- --------------
                                                         ended            ended             ended           ended
                                                         -----            ------            ------          -----
                                                    Sept. 30, 2000   Sept. 30, 1999    Sept. 30, 2000   Sept. 30, 1999
                                                    --------------   --------------    --------------  --------------
                                                       (unaudited)      (unaudited)       (unaudited)    (unaudited)

Sales revenues                                      $      130,262   $       46,176    $      373,563   $    199,860
Cost of sales                                               22,063           35,009            98,922         85,359
                                                    --------------   --------------    --------------  --------------
Gross profit                                               108,199           11,167           274,641        114,501
Selling, general & administrative expenses                 443,925           51,198         1,430,762        185,726
                                                    --------------   --------------    --------------  --------------

Income (Loss) from operations                             (335,726)         (40,031)       (1,156,121)       (71,225)

Other Income (Expense)
Interest income                                             15,199                             37,610
Interest expense                                           (41,847)         (22,986)          (73,091)       (31,858)
Loss on investment                                      (1,156,000)                        (1,156,000)
                                                    --------------   --------------    --------------  --------------
Net Other Income (Expense)                              (1,182,648)         (22,986)       (1,191,481)       (31,858)
                                                    --------------   --------------    --------------  --------------
Loss before extraordinary item                          (1,518,374)         (63,017)       (2,347,602)      (103,083)
Extraordinary loss on extinguishment of debt                                                1,852,595
                                                    --------------   --------------    --------------  --------------
Net loss                                            $   (1,518,374)  $      (63,017)   $   (4,200,197)  $   (103,083)
                                                    ==============   ==============    ==============  ==============
Basic & diluted per share information:

Loss before extraordinary item                      $        (0.05)  $          *      $        (0.08)  $        *
     Extraordinary loss on  extinguishment of debt            0.00                              (0.06)
     Net loss                                       $        (0.05)  $          *      $        (0.14)  $        *
                                                    ==============   ==============    ==============  ==============
Weighted Average Shares                                 31,391,747       14,500,000        29,112,248     14,500,000
                                                    ==============   ==============    ==============  ==============
* Less than $0.01 per share.

         The accompanying notes are an integral part of these condensed consolidated financial statements.



Condensed Consolidated Statement of Cash Flows
Prime Companies, Inc. and Subsidiaries

                                                                                 Nine months ended    Nine months ended
                                                                                ------------------   ------------------
                                                                                September 30, 2000    September 30, 1999
                                                                                ------------------    ------------------
                                                                                        (unaudited)      (unaudited)

Cash Flows from Operating Activities

         Net Loss before extraordinary item                                     $       (2,347,602)     $   (103,083)
         Adjustments to reconcile net loss to net cash
            Provided by (used in) operating activities
                Depreciation and amortization                                               73,007            11,222
                Bad debt                                                                     6,233
                Impairment loss on investment                                            1,156,000
                Interest related to beneficial conversion features of notes
                  payable                                                                   40,625
               Compensation recognized on issuance of stock and options                    124,464
               Common stock issued for services                                             17,432
               Noncash expenses recognized upon reverse merger                                               219,383
            Changes in operating assets and liabilities:
                Accounts receivable                                                        (50,719)            1,591
                Inventory                                                                  (23,739)          (12,320)
               Change in assets for sale                                                     7,441
                Prepaid and other expenses                                                  30,321            (3,447)
               Accounts payable                                                            (75,334)           12,225
               Due to / from owner                                                                           (33,783)
               Other current liabilities                                                   104,937            25,000
                                                                                ------------------ ------------------

         Net Cash provided by (used in) operating activities before
                  extraordinary item                                                      (936,934)          116,788
                                                                                ------------------ ------------------
Cash Flows from Investing Activities
         Purchases of Property and Equipment                                              (203,040)          (17,324)
                                                                                ------------------ ------------------
         Net Cash (used in) investing activities                                          (203,040)          (17,324)
                                                                                ------------------ ------------------
Cash Flows from Financing Activities
         Principal payments on notes payable                                              (433,000)          (57,273)
         Principal borrowings on notes payable                                                                10,000
         Proceeds from private placement                                                 2,409,390
                                                                                ------------------ ------------------
         Net Cash provided by (used in) financing activities                             1,976,390           (47,273)
                                                                                ------------------ ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  836,416            52,191

CASH AND CASH EQUIVALENTS, beginning of period                                  $          237,403      $      3,479
                                                                                ------------------ ------------------
CASH AND CASH EQUIVALENTS, end of period                                        $        1,073,819      $     55,670
                                                                                ================== ==================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING ACTIVITIES
Contributions by stockholder                                                    $                       $     40,091
                                                                                ================== ==================
Conversion of Note Payable and Accrued Interest to Common Stock                 $        1,669,466      $
                                                                                ================== ==================
Issuance of common stock for other asset                                        $            2,000      $
                                                                                ================== ==================
Settlement of lawsuit - Common stock returned in exchange for licenses           $         125,827      $
                                                                                ================== ==================


                     Prime Companies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
-----------------------------------------------------

The condensed consolidated balance sheet as of September 30, 2000, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Prime Companies, Inc. and subsidiaries as of September 30, 2000, the results of their operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for nine months ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

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

Assets:
   Cash  in  escrow                                    $   6,892
   Accounts receivable                                     6,999
   Investments                                           144,000
                                                      ----------
   Total  assets                                         157,891
Unsecured  creditors                                     784,630
                                                      ----------
Net Liabilities                                          626,739
Allowance account                                     $ (626,739)
                                                      ----------
                                                      $    -
                                                      ==========

3.     COMMON  STOCK
--------------------

In February 2000 creditors  holding  $1,240,216  (balance due as of February 28,
2000) of notes payable, plus accrued interest of $67,868, converted their debt into 2,904,860 restricted common shares of the Company.


In March 2000, the Company sold 6,569,444 shares of its common stock in private placement offerings, raising $2.4 million. Additionally, in March 2000 another creditor converted $143,720 of short term debt, plus accrued interest of $107,884, into 561,111 restricted common shares of the Company. These notes were converted into common shares at the same price offered to the investors who purchased common shares through the private placement that closed March 31, 2000. The offering price was below the market price at the time, causing a non-cash loss on extinguishment of debt in the amount of $1,852,595 during the three months ended March 31, 2000.

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

In September 2000 the creditor of a $100,000 convertible note due October 1, 2000 converted the balance then due of $109,778 (including accrued interest of $9,778) into 312,500 shares of the Company's common stock, which have been issued in full satisfaction of the note. The Company incurred additional interest expense of $40,625 due to a beneficial conversion feature of the note. In September 2000 the Company entered into an agreement with two former officers, directors, and shareholders to settle two lawsuits between the parties. As part of the settlement, the Company will receive 5,500,000 common shares back from the two former officers for cancellation. The Company will disaggregate three of its LMDS licenses and assign one-half of each of the three licenses, with a total net book value of $125,857 (net of accumulated amortization), to an entity to be designated by the former officers. Due to the related party nature of the transaction, the Company recorded the settlement based on its historical cost because recording the transaction at the fair market value of the shares would have resulted in a material gain between related parties.


In March 2000, the Board of Directors approved an employee stock option program for all employees on staff as of January 31, 2000, whereby each employee is granted the right to purchase the number of shares equal to 1999 gross earnings (at Prime or any of its subsidiaries) at $1.00 per share; the options are to expire December 31, 2002, and are immediately exercisable. The Company has recorded compensation expense of $109,014 in connection with the 1999 Employee Stock Option Program during the nine months ended September 30, 2000.

In March 2000, the Board of Directors also approved an employee stock option program for all employees employed by Prime in 2000, whereby each employee is granted the right to purchase the number of shares equal to 2000 gross earnings (at Prime or any of its subsidiaries) at $1.50 per share; the options are to expire December 31, 2003, and do not vest until December 31, 2000. The Company has not incurred additional compensation expenses for the nine months ended September 30, 2000 in connection with the 2000 Employee Stock Option Program.


In March 2000, the Board of Directors also approved a stock option program whereby each outside director was granted an option for the year 2000, to expire December 31, 2002, on 20,000 shares at $1.00 per share. The options vest on January 1, 2001 to each current outside director who is still a director on that date. As of September 30, 3000, the Company incurred additional consulting expense of $15,450 for this stock option program.


4.       SUBSEQUENT EVENTS
------------------------

On October 3, 2000 the Company entered into an Investment Agreement with an institutional investor, providing the Company with a $30 million put on its common stock, over a 36 month period beginning on the date a registration statement to be filed with the Securities and Exchange Commission is declared effective by the SEC. The terms of the Agreement limit the number of shares the Company may sell each month to the lesser of 1.5 million shares, $2,000,000, or 15% of the volume of its shares traded during the month. The Company issued the investor a Commitment Warrant to purchase 1,521,000 shares at $0.531 as consideration for the $30 million Investment Agreement. None of the Warrants were exercisable on or before September 30, 2000.


On October 27, 2000 the Company entered into a Binding Letter of Intent to acquire New Wave Networks LLC ("NWN"). NWN's sole assets are five LMDS licenses in Missouri. The letter of intent stipulates that a Definitive Agreement will be concluded no later than December 31, 2000, and the transaction will close no later than April 20, 2001. The transaction is contingent upon a definitive agreement and the Company having access to funds from the above described Investment Agreement. The Company has reserved 1,500,000 common shares for issuance at the closing of this proposed transaction.


On November 2, 2000 the Company entered into a Letter of Intent with License Technologies Inc. ("LTI"), wherein LTI will merge with the Company's wholly owned Zenith Technologies Inc. subsidiary. This transaction is contingent upon the completion of a definitive agreement. No issuance of the Company's common shares is required to consummate this transaction.

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

Prepaid Tel.com Inc. (Prepaid), a Delaware corporation, was formed in February 1999 as a wholly-owned subsidiary of WNTC. Prepaid is a Competitive Local Exchange Carrier ("CLEC") certified by the California Public Utility Commission. Prepaid has had no substantial operations during 1999 or 2000.

LMDS Communications Inc. (LMDS), a Delaware corporation, was formed in February 1999 as a wholly-owned subsidiary of WNTC. LMDS is a telecommunications company with interests in the fixed broadband wireless sector. LMDS has had no substantial operations during 1999 or 2000.

Pursuant to a Stock Purchase Agreement (the "Agreement") between Prime Companies, Inc. (Prime), a Delaware Corporation, a non operating public shell, and Worldnet, Worldnet was acquired by Prime effective August 11, 1999. Prior to the acquisition, Prime had 6,507,742 shares of common stock outstanding held by various individuals. Pursuant to the agreement, Worldnet was issued 14,500,000 shares of Prime common stock. As a result of the stock exchange, the former shareholders of Worldnet then held 69% of the outstanding shares of common stock of Prime. Pursuant to the Agreement, on the effective date of the acquisition, the officers and directors of Worldnet became the officers and directors of Prime. Although Prime is the legal acquirer, for financial statement purposes this transaction has been treated as an acquisition of Prime by Worldnet. The financial statements of the Company reflect the operations of Worldnet and its subsidiaries and consolidate the operations of Prime and its subsidiaries commencing on the date of acquisition.

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


Results  of  Operations
-----------------------

During the three month period ended September 30, 2000, sales revenue increased to $130,262 from $46,176 for the corresponding period of the prior year. During the nine month period ended September 30, 2000, sales revenue increased to $373,563 from $199,860 for the corresponding period of the prior year. The increase in revenue is attributed to the integration of Marathon Telecom into Nacc-Tel Corp., increased marketing efforts, and to our being awarded a high percentage of the contract proposals we had bid on.


The gross margin as a percent of revenues increased to 83% for the three months ended September 30, 2000 from 24% in the corresponding period of the prior year. The increase in the gross margin is due to a change in the mix of sales from predominantly service calls in the third quarter of 1999 to service calls and new installations in the third quarter of 2000. The gross margin as a percent of revenues increased to 74% for the nine months ended September 30, 2000 from 57% in the corresponding period of the prior year. The increase in the gross margin is due to additional discounts for volume purchases provided to the Company by its telephone vendors, as well as the factors listed above for the three months ended September 30, 2000.

The Company's selling, general and administrative expenses for the three month period ended September 30, 2000 increased to $443,925 from $51,198 for the corresponding period of the prior year. The Company's selling, general and administrative expenses for the nine month period ended September 30, 2000 increased to $1,430,762 from $185,726 for the corresponding period of the prior year. The increase is attributed to increased marketing efforts, additional corporate overhead costs associated with the merger with Prime, employee and outside director stock option programs, and expenses related to the launching of our LMDS systems.

A loss on investment was recorded during the three month period ended September 30, 2000 in the amount of $1,156,000. This has reflected what is believed to be a permanent decline in the value of U.S. Trucking. No similar loss was recorded in the corresponding three month period of the prior year. The loss on investment during the nine month period ended September 30, 2000 was $1,156,000. No similar loss was recorded in the corresponding nine month period of the prior year.


Interest expense for the three month period ended September 30, 2000 increased to $41,847 from $22,986 for the corresponding period of the prior year. The increase is attributed to the beneficial conversion feature of notes that were converted to common stock, offset by the fact that most of the Company's liabilities were paid off during the first quarter of 2000. Interest expense for the nine month period ended September 30, 2000 increased to $73,091 from $31,858 for the corresponding period of the prior year. The increase is attributed to the increased debt assumed in the merger with Prime, and the beneficial conversion feature of notes that were converted to common stock, offset by the payoff of most of the Company's liabilities during the first quarter of 2000. Interest expense during the fourth quarter of 2000 should be minimal, as most of the Company's liabilities were settled during the three month period ended March 31, 2000.


In February 2000, creditors holding $1,308,084 (principal balance of $1,240,216 and accrued interest of $67,868) of notes payable converted their debt into 2,904,860 common shares of the Company. In March 2000 the Company settled notes in the principal amount of $396,220 and accrued interest of $108,750 with cash payments of $152,500 during the quarter ended March 30, 2000 and $100,000 in April 2000, and the issuance of 561,111 shares of the Company's common stock. The difference between the market value of the stock issued and the carrying amount of the debt converted was $1,852,595 which has been recorded as a loss on extinguishment of debt.

At September 30, 2000 approximately $22,889 representing 31% of trade receivables was due from 2 customers. For the three month period ended September 30, 2000 none of our customers accounted for more than 10% of sales. For the nine month period ended September 30, 2000 none of our customers accounted for more than 10% of sales.




Liquidity  and  Capital  Resources
----------------------------------

At September 30, 2000, the Company had cash of $1,073,819 and working capital of $358,341. The increase during the nine months ended September 30, 2000 was due primarily to the completion of the Company's Private Placement Offering during the first quarter of 2000.

Cash used in operations was $936,934 for the nine months ended September 30, 2000 compared to cash provided by operations of $116,788 for the corresponding period in the prior year. The cash used in operations was primarily attributed to the overhead costs associated with the merger with Prime and the development and launching of our LMDS systems.

Cash used in investing activities increased to $203,040 for the nine months ended September 30, 2000 compared to cash used of $17,324 for the corresponding period in the prior year. The increase is attributed to the purchase of equipment associated with the development and launching of our LMDS systems, and our wireless DSL service.

Cash provided by financing activities was $1,976,390 for the nine months ended September 30, 2000, compared to cash used of $47,273 for the corresponding period in the prior year. The cash provided resulted from the completion of the Company's Private Placement Offering of common stock during the first quarter of 2000, offset by payments on notes payable.

In March 2000, the Company sold 6,569,444 shares of its common stock in private placement offerings, raising $2.4 million. Additionally, in February 2000 creditors holding $1,240,216 (balance due as of February 28, 2000) of notes payable, plus accrued interest of $67,868, converted their debt into 2,904,860 restricted common shares of the Company. In March 2000 another creditor converted $143,720 of short term debt, plus accrued interest of $107,884, into 561,111 restricted common shares of the Company. These notes were converted into common shares at the same price offered to the investors who purchased common shares through the private placement that closed March 31, 2000. The offering price was below the market price at the time, causing a non-cash loss on extinguishment of debt in the amount of $1,852,595 during the three months ended March 31, 2000. In September, 2000 a creditor converted $100,000 of short term debt, plus accrued interest of $9,778, into 312,500 restricted common shares of the Company.

On October 3, 2000 the Company entered into an Investment Agreement with an institutional investor, enabling the Company to sell up to $30 million of its common stock, over a 36 month period beginning on the date a registration statement to be filed with the Securities and Exchange Commission is declared effective by the SEC. The terms of the Agreement limit the number of shares the Company may sell each month to the lesser of 1.5 million shares, $2,000,000, or 15% of the volume of its shares traded during the month. The Company is not obligated to sell any shares to the investor, but the investor's commitment to purchase shares is irrevocable. The Investment Agreement provides for a non-usage fee to be paid by the Company to the investor, up to the amount of $100,000 during each 6 calendar month period, in the event that the Company has not sold at least $1,000,000 of shares to the investor during the 6 month period. However, the Company will not be required to pay a non-usage fee for any six month period during which it has sold to the investor the maximum number of shares, based upon the above limitations, allowable under the Agreement. In the event the Company terminates the Agreement, a termination fee of up to $200,000 will be due to the investor. The Company issued the investor a Commitment Warrant to purchase 1,521,000 shares at $0.531 as consideration for the $30 million Investment Agreement. None of the Warrants were exercisable on or before September 30, 2000. The warrant is exercisable as to 1,014,000 shares as of October 3, 2000. The warrant is exercisable as to the remaining 507,000 shares covered by the Commitment Warrant on the earlier of March 8, 2001, or the date the Registration Statement is declared effective by the Securities and Exchange Commission. The Company is subject to various covenants contained in the agreement. The Company's ability to fully develop its Local Multipoint Distribution Service business is dependent upon its ability to obtain financing for the infrastructure equipment and working capital to develop the market opportunities. Management believes the cash on hand plus the anticipated proceeds from the $30 million equity line will be sufficient to sustain its operations for at least the next 36 months.



PART II.   OTHER INFORMATION
----------------------------

Item  1.    Legal  Proceedings
------------------------------

     See the Company's annual report on Form 10KSB for the year ended December 31, 1999.


Item  2.    Changes  in  Securities  and  Use  of  Proceeds
-----------------------------------------------------------

During the 9 months ended September 30, 2000 the Company completed the private placement of common stock and sold 6,569,444 shares for net proceeds of $2,409,390. In February 2000 creditors holding $1,240,216 (balance due as of February 28, 2000) of notes payable, plus accrued interest of $67,868, converted their debt into 2,904,860 restricted common shares of the Company. In March 2000 another creditor converted $143,720 of short term debt, plus accrued interest of $107,884 into 561,111 restricted common shares of the Company. These notes were converted into common shares at the same price offered to the investors who purchased common shares through the private placement that closed March 31, 2000. The offering price was below the market price at the time, causing a non-cash loss on extinguishment of debt in the amount of $1,852,595 during the three months ended March 31, 2000.

In September 2000 a creditor converted $100,000 of short term debt, plus accrued interest of $9,778, into 312,500 restricted common shares of the Company. The Company incurred additional interest expense of $40,625 due to a beneficial conversion feature of the note. (The note was converted at a price per share less than the market price.) The additional expense was offset against Paid in Surplus.

Item  3.    Defaults  Upon  Senior  Securities
---------------------------------------------------

      None

Item  4.    Submission  of  Matters  to  Vote  of  Security  Holders
--------------------------------------------------------------------

      None

Item  5.            Commitments and Contingencies
---------------------------------------------------

In September 2000 the Company entered into a three year Employment Agreement with its Chief Executive Officer, Norbert Lima, providing for compensation at the rate of $100,000 annually, effective January 1, 2000.

In September 2000 the Company entered into a three year Employment Agreement with its Chief Financial Officer, Stephen Goodman, providing for compensation at the rate of $100,000 annually, effective January 1, 2000.


Item  6.    Other  Information
-----------------------------------

       None

Item  7.    Exhibits  and  Reports  on  Form  8-K
---------------------------------------------------

a)     Exhibits
       None

Signatures
----------
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PRIME COMPANIES, INC.
                                                  ---------------------------
                                                  (Registrant)




Date:     November 14,  2000                   By:  /S/Norbert  J.  Lima
                                                    -------------------------
                                                    Norbert  J.  Lima
                                                    Chief  Executive  Officer




Date:     November 14,  2000                   By:  /S/Stephen  Goodman
                                                    -------------------------
                                                    Stephen  Goodman
                                                    Chief  Financial  Officer