Form 10KSB
period 2000-12-31
PRIME COMPANIES INC
filed 2001-04-13
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                            (Filed on April 12, 2001)




(  X  )  ANNUAL  REPORT  UNDER  SECTION  13  OR 15(d) OF THE SECURITIES EXCHANGE
         ACT  OF  1934

         FOR  THE  FISCAL   YEAR  ENDED   DECEMBER   31,  2000

                           Commission File No. 0-22919

                              PRIME COMPANIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                                 52-2031531
         --------                                                 ----------
(State  or  other  jurisdiction  of                           (I.R.S.  Employer
incorporation  or  organization)                            Identification  No.)


  409  Center  Street,  Yuba  City,  CA.                            95991
----------------------------------------------                   -----------
(Address  of  principal  executive  offices)                     (Zip  Code)


Issuer's  telephone  number:   (530)  755-3580
                               ---------------


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB Yes No X


State  issuer's revenues  for  the  most  recent  fiscal  year. . .. . .$492,035



As of March 28, 2001 there were 26,717,296 shares of the Company's Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant on March 28, 2001 was $3,947,933.



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

                        BUSINESS HISTORY, AND DEVELOPMENT

                                   BACKGROUND
                                   ----------

Prior to February 1999, Prime's business was operated as a sole proprietorship owned by Norbert J. Lima, the Company's CEO. The business' operations began in the early 1980's as a business telephone interconnect company. Worldnet Tel.com Inc. was formed in Delaware in January 1999 when four founders and another individual funded Worldnet. In February 1999 management formed WNTC Holdings Inc. in Delaware as a wholly owned subsidiary of Worldnet. In February 1999 management also formed NACC-Tel Corp. in Delaware as a wholly owned subsidiary of WNTC. At that time the sole proprietorship business operated by Mr. Lima was contributed to NACC-Tel. Worldnet was merged into Prime through a merger effective August 11, 1999. This gave us immediate access to the capital markets, to facilitate the initial and second stage funding of the build out of the local multipoint distribution service infrastructure. Prior to the merger, Prime had 6,507,742 shares of common stock outstanding held by various individuals. WorldNet was issued 14,500,000 shares of Prime common stock, and as a result of the stock exchange, the former shareholders of WorldNet then held 69% of the outstanding shares of common stock of Prime. On the effective date of the merger, the officers and directors of WorldNet became the officers and directors of Prime.

LMDS Communications Inc. (LMDS), a Delaware corporation, was formed in February 1999 as a wholly owned subsidiary of WNTC. LMDS is a telecommunications company with interests in the fixed broadband wireless sector. LMDS Communications Inc. obtained local multipoint distribution service licenses at the 1999 Federal Communications Commission auction and is now deploying broadband fixed wireless services. In 2000 LMDS Communications obtained competitive local exchange carrier status in the States of Pennsylvania and New York. The competitive local exchange carrier status enables LMDS Communications Inc. to connect to the public switched telephone network and negotiate wholesale rates with incumbent local exchange carriers. LMDS participated in an auction conducted by the FCC between April 27, 1999 and May 12, 1999 for 161 local multipoint distribution service licenses. Prime secured 8 basic trading areas at the auction for $591,800 (a 45% discount from the gross price of $1,076,010). The price per population averages out to approximately $0.56. This compares to a high of $5.53 per population and an average net bid of $1.35 per population for the 121 A Block licenses auctioned in 1999. LMDS had no substantial operations during 1999.

Prepaid Tel.com Inc. (Prepaid), a Delaware corporation, was formed in February 1999 as a wholly owned subsidiary of WNTC. Prepaid is a Competitive Local Exchange Carrier ("CLEC") certified by the California Public Utility Commission. Prepaid had no substantial operations during 1999.

Zenith Technologies, Inc. (Zenith), a Delaware Corporation, was formed in December 1998 as a wholly owned subsidiary of Prime Companies, Inc. To date, it has no operations.

In September 1999, Prime acquired Olive Tree Image Engineers, a small internet service provider located in Sacramento, California. In October 1999, Prime completed the acquisition of Marathon Telecommunications, a commercial telephone interconnect business based in Sacramento, California. Prime is currently reviewing several telecommunications acquisition opportunities that have come to its attention.

Both Marathon and Olivetree operate under fictitious business names of NACC-Tel; for legal and accounting purposes they have been fully integrated into NACC-Tel.

In April 2000 the Company acquired the internet domain name NTCOMM.com, which had been operating as a buyer and seller of used telephony equipment. This business is now part of NACC-Tel.

Prior to December 30, 1998 Prime operated as a long-haul temperature-controlled truckload carrier through its wholly-owned subsidiary, Mid-Cal Express, Inc. Prime also provided logistics operations through its wholly-owned subsidiary, Mid-Cal Express Logistics, Inc. Effective December 30, 1998, Prime terminated the operations of these subsidiaries through the sale of substantially all of the operating assets of Mid-Cal Express, Inc. to Gulf Northern Transport, Inc. for 400,000 shares of US Trucking, Inc., the parent company of Gulf Northern. The transaction closed on April 14, 1999, and on April 30, 1999 the Company entered  into an  agreement  with the Credit  Managers  Association  of Southern
California for the orderly liquidation and payment of the outstanding liabilities of Mid-Cal Express Inc. These liabilities were to be paid by the collection of Mid-Cal Express, Inc.'s accounts receivable and by the liquidation of up to 400,000 shares of US Trucking (previously traded on the OTC Bulletin Board symbol USTK), which were placed in escrow for the benefit of the creditors of Mid-Cal Express, until the stock is sold on the open market. US Trucking has filed bankruptcy and its stock price has declined so the value of these shares on March 29, 2001 was less than $10,000. On March 29, 2001 Mid-Cal Express, Inc. filed for protection and liquidation under Chapter 7 of the United States Bankruptcy Act.


                               Organization Chart

                                [OBJECT OMITTED]

Prime Companies, Inc.
---------------------
WNTC Holdings Inc
     LMDS Communications Inc.
     Prepaid Tel.com Inc.
     NACC-Tel Corp.
Zenith Technologies Inc.
Mid-Cal Express Inc.




In December 2000 the Company entered into an Agreement to acquire New Wave Networks LLC, a company holding 5 local multipoint distribution service FCC Licenses in Missouri. The consummation of the Agreement is contingent upon the Company receiving part of the contemplated financing from a $30 million equity line of credit from Swartz Private Equity, LLC.



                                  THE BUSINESS
                                  ------------

Prime's mission is to provide a single source for a wide range of telecommunications services to both the consumer and commercial markets. Prime will derive the majority of its revenues from sales generated by its three specialized subsidiary corporations. Prime operates as a holding company and conducts all of its operations through its wholly owned subsidiaries.

Prime's principals comprise an experienced management team with over 50 years of experience in the telecommunications industry. It is this unusually broad scope of skills and experience which will enable Prime to establish a balanced and efficient organization, and to forge strong supplier relationships with major industry manufacturers, such as Alcatel, Ericsson, Pacific Telephone, Samsung, and Texas Instruments, as well as established distributors who intend to market Prime's services. Thus, Prime is well positioned to offer its clients the depth of knowledge and experience necessary to reach their personal and/or corporate needs and to execute each transaction efficiently and successfully.


LMDS COMMUNICATIONS, INC. This subsidiary has the FCC local multipoint distribution service licenses. The licenses encompass an area of western Pennsylvania and southwestern New York State, and include a population of approximately 1,050,000 persons and 39,000 businesses. This subsidiary was incorporated in Delaware in 1999 and is licensed and regulated by the states of Pennsylvania and New York as a competitive local exchange carrier. The Federal Communications Commission, an agency of the United States government, also regulates this subsidiary. LMDS Communications, Inc. is funded by its parent company, Prime Companies, Inc. This subsidiary's financial results in 1999 and 2000 were not material to the overall operation of Prime. There were no revenues during 1999, and revenues for the year 2000 were minimal. We have, however, accepted presubscriptions from a number of customers in locations that were launched at the end of 2000. LMDS is expected to generate more than insignificant revenues in 2001.We expect this segment of our business to grow dramatically, as our local multipoint distribution systems are constructed and our service offerings are launched within all of our licensed territories.

Prime intends to capitalize on the broadband fixed wireless communications revolution by providing local multipoint distribution system services to various markets in which it has purchased exclusive spectrum licenses from the Federal Communications Commission. Local multipoint distribution service is the broadband wireless technology used to deliver voice, data, Internet, and video services. Each license permits us to use multiple radio frequency channels ranging from 27.5 GHz to 31.225 GHz. We intend to use these radio channels to build, install, and implement the telecommunication systems and offer some or all of the following one and two-way broadband services:


   -      High-speed  Internet  access
   -      Video  teleconferencing
   -      Wireless  local  loop  telephony
   -      Alternative  cable  television  service
   -      High-speed  data  transmission

The flexibility offered by a local multi-point distribution system will allow Prime to offer a turnkey package of services, including internet and video teleconferencing, which is what US customers desire: one-stop shopping for their telecommunications needs.

A local  multi-point  distribution  system is capable of offering  subscribers a variety  of one  and  two-way  broadband  services,  such as  video  programming distribution; video teleconferencing; wireless local loop telephony; and high-speed data transmission, i.e. internet access. Because of its multi-purpose applications, local multi-point distribution systems have the potential to become major competitors to local exchange and cable television services.

Local multi-point distribution service systems may consist of multiple cell systems with return-path capability within the assigned spectrum. Generally, each cell will contain a centrally located transmitter (hub), multiple receivers or transceivers and point-to-point links connecting the cell with the central processing center and/or other cells. Licenses are issued for a ten-year term from the initial license grant date. At the end of the ten-year period, licensees are required to submit an acceptable showing to the Federal Communications Commission demonstrating that they are providing substantial service to their service area. Licensees failing to demonstrate that they are providing substantial service will be subject to forfeiture of their licenses.

Our customers pay a fixed monthly charge for the unlimited use of our service. We can customize the service for each customer. We have a rate schedule and the monthly charge is based upon the data transmission speed each customer signs up for. We do not currently charge any fees based upon the customers' specific usage of the service. As we are the licensed carrier providing service to the end users, our cost of revenues is primarily depreciation on our capital infrastructure equipment, and utility connection costs that we have to pay for access to the public switched telephone network, and our bandwidth providers who enable us to connect to the internet.

Advantages to the use of LMDS services is that the licensed markets have limited access to high speed connectivity (broadband services). LMDS provides a quick-to-market availability. This allows the underserved communities to have equal access to the internet. Today the disadvantage would be that the infrastructure required to deploy to an individual business customer is still somewhat expensive. As volume purchases take place and alternate equipment vendors come to the market we expect infrastructure costs to reduce and in the long term eliminate the disadvantages

LMDS Communications, Inc. has received certificates from both Pennsylvania and New York State to operate as a facilities based competitive local exchange carrier.

Field trials of local multipoint distribution service technology have been successfully conducted and the service has been deployed in New Castle, PA. The second system became operational on December 20, 2000 and the first customer in Oil City, PA went online on December 21, 2000. Additionally, on March 30, 2001, we began testing a new system configuration in our third Pennsylvania market, Meadville, Pennsylvania; if the equipment performs as anticipated, we expect to offer commercial service there in April 2001. The Company has partnered with Alcatel for local multipoint distribution service equipment through 2001. Alcatel has more than 100 broadband wireless customers and over 2500 base station sectors with the same type of service deployed worldwide. Alcatel builds next generation networks delivering integrated end-to-end voice and data solutions to carriers, as well as enterprises and consumers worldwide. Alcatel has 120,000 employees and sales of EURO 23 billion, and operates in more than 130 countries. Prime is currently the largest customer of Alcatel for their local multipoint distribution service equipment in the United States. The cost to build and install an LMDS system is dependent upon the specific configuration ordered for a specific location; the range for the cost of a single system is from approximately $130,000 to approximately $300,000. These systems may be funded from up to $6,000,000 of the proceeds from the sale of the shares to Swartz, and the exercise of warrants by Swartz, if the Swartz financing is completed. Alternatively, for some of the systems, Prime may utilize equipment lease financing to fund the cost of some of the capital equipment. In January 2001 we entered into a supply agreement with Adaptive Broadband Corporation for the supply of wireless broadband system equipment. This agreement enables, but does not obligate, us to purchase up to $2.3 million of equipment during 2001.



NACC-TEL CORP. NACC-Tel markets, installs, and maintains business telephone communications systems Additionally, NACC-Tel provides paging and voicemail services. NACC-Tel also maintains these systems under service agreements with its commercial and municipal customers. This subsidiary was incorporated in Delaware in 1999 and is the successor to a proprietorship previously owned by Norbert Lima, CEO of Prime. The business is based in Yuba City, California and also operates from a branch office in New Castle, Pennsylvania. The core services of this subsidiary will be offered to the customers of the LMDS Communications, Inc. subsidiary. Prime's personnel who sell and service local multipoint distribution services will also offer the NACC-Tel core services to our customers. The NACC-Tel operation generates sufficient cash flow to sustain its core business. NACC-Tel also offers wireless digital subscriber line service in Yuba City, California using unlicensed spectrum. It plans to expand this offering to other communities in California, Pennsylvania, and New York, which are unable to obtain high-speed access to the internet through the incumbent local exchange carrier. Funding for the build out of these systems and the marketing of these services may come from the parent corporation, Prime Companies, Inc. NACC-Tel does not require a license to offer these services, as it uses unlicensed spectrum. The Federal Communications Commission issues rules and regulations for the use and operation of equipment on these frequencies.

The ability for the Company to provide Wireless digital subscriber line service is a result of our partnering with RC Networks, Inc. The partnering allows us to deploy digital subscriber line access concentrators in conjunction with wireless digital subscriber line service and local multipoint distribution system services. The digital subscriber line application will be deployed by NACC-Tel Corp and the local multipoint distribution service application will be deployed by LMDS Communications, Inc. RC Networks, Inc. based in San Diego, CA was founded in February 1997 and is a privately held company that develops and markets digital subscriber line driven, high-speed internet access products for the multi-tenant unit and hospitality markets.

The operations of NACC-Tel during 1999 and 2000 were the core of Prime's business. We anticipate the wireless service offering by NACC-Tel will experience substantial growth over the coming years. The core business of telephone interconnect, voicemail, and paging services is expected to experience only moderate growth, as Prime's local multipoint distribution system service offerings come online in more communities.

The advantage to a customer using NACC-Tel is that we are a distributor for Samsung's business communication systems. One of the requirements defined by Samsung is that each of their distributors must have factory certified technicians. This requirement provides the customer with a higher quality of service because only certified technicians will work on their product. A disadvantage from the customer point of view is that once they have selected the Samsung product, they would have a limited choice of servicing companies.

NACC-Tel's cost of revenues are the traditional material costs for the phone systems it sells, and the labor to install and maintain the systems.

In October 1999, Prime completed the acquisition of Marathon Telecommunications, a commercial telephone interconnect business based in Sacramento, California. Marathon operates under the fictitious business name of NACC-Tel; for legal and accounting purposes it has been fully integrated into NACC-Tel.



PREPAID TEL.COM INC. Prepaid Tel.com Inc. provides residential consumers an alternative source for local telephone and long distance services in the State of California, These consumers pay for the service prior to usage. When customers buy our residential telephone service, they pay us a setup charge and a monthly charge. These charges are in accord with the tariff we have filed with the California Public Utility Commission. When customers buy long distance telephone service, or phone cards, they pay us in advance of their using the service. When the amount they have prepaid is used up, they are unable to make any more long distance calls until they prepay for more long distance phone service. Our customers in general have either not established credit, or have poor credit precluding them from traditional phone service access. Most of our customers pay for our service by cash or money orders. We do, however, accept checks from our established customers. The disadvantage to the customer who uses our service is that Prepaid Tel.com purchases its services from the traditional telephone companies, and this creates a higher cost to the consumer. This subsidiary was incorporated in Delaware in 1999 and is licensed by the California Public Utility Commission as a competitive local exchange carrier.

The customer base for prepaid telecommunications services is large and diverse, including: credit-impaired customers, who generally cannot meet the initial deposit requirements for telecommunications services; individuals who prefer to pay in cash; and individuals who want to re-establish credit. The company employs a regional business development manager to solicit and service distributors, who retail Prepaid Tel.com Inc.'s service offerings. The parent corporation, Prime Companies, Inc, funds this subsidiary's operation. The operations of this subsidiary in 1999 and 2000 were not material to the overall operation of Prime. We expect this subsidiary's operations to become a more important component and contributor to our growth as we increase our marketing effort to sign on more distributors and provide additional training and education to the distributors about the service.


EMPLOYEES

Prime had nine full-time employees and one part-time employee at December 31, 1999. On December 31, 2000 Prime had 20 full-time employees and one part-time employee.


ITEM  2.  DESCRIPTION  OF  PROPERTIES

Prime leases and rents the following facilities as general office, engineering, and retail space per the terms of the leases or on a month-to-month basis as applicable:

Location                          Type                 Size          Annual Rent
--------------------------------------------------------------------------------
Yuba City, Ca*              Office, Engineering,      2,240 sq. ft.    $ 20,160
                                 ISP, NOC,
                             Equipment Refurbishing,
                                  Retail

Concord, California               Office                700 sq. ft.    $  9,180

Sacramento, California            Office              1,200 sq. ft.    $  6,205

Yuba City, California             Storage               200 sq. ft.    $    900

Yuba City, California             Storage               150 sq. ft.    $    660

New Castle, Pennsylvania          Office                950 sq. ft.    $ 12,000

New Castle, Pennsylvania   80 sq. ft & rooftop rights    80 sq. ft.    $  9,000

Oil City, Pennsylvania    100 sq. ft & tower space      100 sq. ft.    $  8,400

Meadville, Pennsylvania   225 sq. ft. & rooftop rights  225 sq. ft.    $  3,600

*An officer and director of Prime is the landlord of this property.


ITEM  3.  LEGAL  PROCEEDINGS

Prime, on September 21, 2000, reached a settlement in two lawsuits with a former officer and director claiming payment of $32,000 due for advances made on behalf of Prime. Prime had filed a cross-complaint seeking to recover 4,500,000 shares of its common stock held by the plaintiff, and to be reimbursed for legal fees arising from this action. The settlement was an agreement with the former officer/director litigant and another former officer/director, and provided for Prime to receive 5,500,000 common shares back from the two former officers for cancellation. Prime agreed to disaggregate three of its local multipoint distribution service licenses and assign one-half of each of the three licenses, with a total net book value of $125,857 (net of accumulated amortization), to an entity to be designated by the former officers.

Prime is a defendant in a lawsuit brought by a creditor of Mid-Cal Express Inc., a wholly owned subsidiary of Prime, seeking payment of approximately $70,000 owed to it by Mid-Cal. During the discovery phase of the lawsuit, the plaintiff advised us that it would dismiss us from this lawsuit if we could document that certain funds had been paid to US Trucking in 1998. We have been able to comply with the plaintiff's request, and a dismissal was filed with the court on March 27, 2001.



We have received notice from a creditor of Mid-Cal Express that the creditor intends to pursue a matter wherein it is alleged that in 1998 Prime guaranteed certain obligations of Mid-Cal, that were secured by rolling stock assets sold to US Trucking. The amount in dispute is approximately $227,000. The obligations were guaranteed by several individuals and other parties formerly related to US Trucking. We are investigating the background surrounding the alleged guaranty, and have requested documentation from the creditor in order to verify the validity of the alleged guaranty. In the opinion of counsel representing us in this matter, we may not be liable for this claim.

There are no other current pending lawsuits involving Prime.

Prime is exposed to routine litigation incidental to its operations in the telecommunications industry. Prime is also peripherally exposed to routine litigation incidental to its former trucking business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. Prime has turned these matters over to its insurance carrier and management believes these matters will not have a material adverse effect on Prime's financial position or results of operations.

In January 2000 Prime purchased Directors and Officers Liability Insurance with coverage that Prime's Board of Directors deems sufficient to attract and retain talented and experienced personnel. The policy was renewed in January 2001.

Pfeffer & Williams, PC, 155 Montgomery Street, Suite 609, San Francisco, CA 94104 has passed upon the legality of the securities offered in a Registration Statement filed with the Securities and Exchange Commission in November 2000, as amended by filings in January and February 2001.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

In December 2000 the shareholders approved an amendment to the Articles of Incorporation, increasing the number of authorized common shares from 50,000,000 to 100,000,000, and increasing the number of authorized preferred shares from 10,000,000 to 50,000,000.

In December 2000 the shareholders also approved an amendment to the By-Laws increasing the number of Directors from five to seven.

In December 2000 the shareholders approved the appointment of Hein + Associates LLP as the Company's auditor for the fiscal year ending December 31, 2000.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER MATTERS

                                     MARKET
                                     ------


The Company's Common stock has traded on the NASDAQ OTC Bulletin Board under the symbol PRMC since May 17, 1998. The following table presents high and low prices for the Company's common stock published by the National Quotation Service, Inc. The quotations represent prices in the over-the-counter-market between dealers in securities and do not include retail markup, markdown or commissions and do not necessarily represent actual transactions.


         QUARTER  ENDING         HIGH       LOW
         ----------------------------------------
         June  30,  1998         3.00      3.00
         September  30, 1998     3.25      0.31
         December  31,  1998     3.50      1.00
         March  31,  1999        2.50      0.125
         June  30,  1999         0.56      0.125
         September  30,  1999    0.50      0.22
         December  31,  1999     0.50      0.25
         March  31,  2000        4.31      0.30
         June  30,  2000         2.625     1.00
         September 30, 2000      1.25      0.3125
         December 31, 2000       0.625     0.16



                                  SHAREHOLDERS
                                  ------------


As of March 30, 2001 the number of shareholders of record of common stock, excluding the number of objecting beneficial owners whose securities are held in street name, was approximately 1,295. The number of shareholders whose securities were held in their name was approximately 280 on that date. The number of non-objecting beneficial owners whose securities were held in street name on that date was approximately 1,015.


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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results  of  Operations
-----------------------


During the year ended December 31, 2000, sales revenue from continuing operations increased to $492,035 from $441,663 for the corresponding period of the prior year. The increase in revenue is attributed to increased marketing by the Company.


The gross margin as a percent of revenues increased to 45% for the year ended December 31, 2000 from 40% in the corresponding period of the prior year. The improvement in the gross margin is due to additional volume discounts provided to Prime by its telephone vendors.

Prime's selling, general and administrative expenses for the year ended December 31, 2000 increased to $1,868,917 from $496,744 for the corresponding period of the prior year. $1,025,456 of the increase is attributed to additional corporate costs associated with the management of the public company's business after the merger of Worldnet into Prime, $124,464 of the increase is attributed to non-cash charges for employee and outside director stock option programs, $157,288 is attributed to expenses related to the launching of our LMDS systems, and $64,965 is attributed to the expansion of our prepaid residential telephone service.


As a result of the reverse merger in August 1999, the Company recorded a one-time charge of $428,194 for the cost of the merger, representing Prime's net liabilities in excess of assets immediately prior to the merger.

Interest expense for the year ended December 31, 2000 decreased to $79,497 from $199,089 for the corresponding period of the prior year. The decrease is attributed to the fact that most of our liabilities were settled during the first quarter of 2000.

A loss on investment was recorded during the year ended December 31, 2000 in the amount of $1,224,000. This has reflected what is believed to be a permanent decline in the value of U.S. Trucking. No similar loss was recorded in the corresponding period of the prior year.


An extraordinary non-cash loss on the extinguishment of debt was recorded during the year ended December 31, 2000 in the amount of $1,852,595. This is related to the conversion by creditors holding $1,240,216 (balance due as of February 28,
2000) of notes payable, plus accrued interest of $66,971, into 2,904,860 restricted common shares of the Company. The market price of the common stock at the time of conversion was $.75, and the exchange ratio of debt to common stock was $.45 per share. In March 2000 another creditor converted $143,720 of short-term debt, plus accrued interest of $107,884, into 561,111 restricted common shares of the Company. The market price of the common stock at the time of conversion was $2.625 and the exchange ratio of debt to common stock was $.45 per share. No similar loss was recorded in the corresponding period of the prior year.


During the year ended December 31, 2000, NACC-Tel sales revenue from continuing operations increased to $476,416 from $441,126 for the corresponding period of the prior year. The increase in revenue is attributed to increased marketing efforts. Continuing into the future, increased marketing efforts and a greater geographical presence should allow the growth to continue generating greater revenues, and ultimately net income. The larger geographical presence is directly related to the deployment of LMDS services in the aforementioned LMDS markets.

The NACC-Tel gross margin as a percent of revenues increased to 47% for the year ended December 31, 2000 from 40% in the corresponding period of the prior year. The improvement in the gross margin is due to additional discounts for volume discounts provided to Prime by its telephone vendors.

NACC-Tel's selling, general and administrative expenses for the year ended December 31, 2000 decreased to $247,551 from $351,971 for the corresponding period of the prior year. The decrease is attributed to the reallocation of certain corporate administrative functions to Prime from the NACC-Tel subsidiary in 2000.

During the year ended December 31, 2000, sales revenue from Prepaid Tel.com's continuing operations increased to $15,219 from $537 for the corresponding period of the prior year. The increase in revenue is attributed to the startup of the business. Prepaid's gross margin as a percent of revenues decreased to 42% for the year ended December 31, 2000 from 100% in the corresponding period of the prior year. The gross margin for 1999 is not representative of an existing business and therefore is not comparable to the gross margin for 2000.

Prepaid's selling, general and administrative expenses for the year ended December 31, 2000 increased to $68,028 from $3,063 for the corresponding period of the prior year. The increase is attributed to startup marketing expenses for this segment of our business, and the intercompany allocation of certain corporate administrative functions that are performed by Prime.

During the year ended December 31, 2000, sales revenue from LMDS Communications' continuing operations increased to $400 from $0 for the corresponding period of the prior year. The increase in revenue is attributed to the startup of the business. LMDS Communications, Inc. had not yet begun operations in 1999 and therefore had no revenues in 1999.

LMDS' selling, general and administrative expenses for the year ended December 30, 2000 was $157,288. There were no operations in the comparable period in 1999 from this segment of our operations. The increase is attributed to startup marketing, administrative, and technical engineering expenses for this segment of our business, and the intercompany allocation of certain corporate administrative functions that are performed by Prime.


Liquidity  and  Capital  Resources
----------------------------------


At December 31, 2000, the Company had cash of $264,093, plus $400,000 cash in a savings account restricted for use as the collateral securing a letter of credit issued for the benefit of an equipment supplier, and a working capital deficit of $414,761. Working capital adjusted for the Chapter VII bankruptcy of Mid-Cal Express, Inc. on March 29, 2001 would have been $284,579. At December 31, 1999, Prime had cash of $237,403 and a working capital deficit of $61,836. The primary cause of the deficit position resulted from the assumption of net liabilities in the merger of Worldnet with Prime.



Cash used in operations was $1,741,258 for the year ended December 31, 2000 compared to $124,970 in 1999 and to $24,986 in 1998. The cash used in operations during 2000 was primarily attributed to the net loss offset by noncash charges of $116,735 for depreciation, a noncash charge of $1,852,596 for the recognition of a loss on the extinguishment of debt through the issuance of stock, the one-time noncash charge of $1,224,000 related to the loss on the investment in US Trucking, a noncash charge of $129,614 for the recognition of compensation on the issuance of stock options, a noncash charge of $40,625 for the recognition of interest related to the beneficial conversion of notes payable and convertible debentures, and a non cash charge for services rendered for our LMDS market studies in the amount of $17,432 that was paid in stock. The cash used in operations during 1999 was primarily attributed to the net loss offset by noncash charges for depreciation, the one-time noncash charge related to the merger of Worldnet with Prime, and an increase in accrued interest.



Cash used in investing activities, consisting of purchases of property and equipment, was $208,442 for the period ended December 31, 2000. Cash provided by investing activities, consisting primarily of proceeds from the sale of property held for sale, was $1,060,211 for the year ended December 31, 1999. Cash used in investing activities, consisting of purchases of property and equipment, was $7,635 for the period ended December 31, 1998.



Cash provided by financing activities was $1,976,390 for the year ended December 31, 2000. The cash provided resulted from the completion of the Company's Private Placement Offering of common stock during the first quarter of 2000 in the amount of $2,409,390, offset by payments on notes payable in the amount of $433,000. Cash used in financing activities was $701,317 for the year ended December 31, 1999 and consisted of $740,565 paid on notes payable (with the proceeds from the sale of property held for sale) offset by $39,248 of proceeds from notes payable (used for operating expenses). Cash provided by financing activities was $36,100 for 1998 and consisted of capital contributions.



In March 2000, the Company sold 6,569,444 shares of its common stock in private placement offerings, raising $2.4 million. Additionally, in February 2000 creditors holding $1,240,216 (balance due as of February 28, 2000) of notes payable, plus accrued interest of $66,971, converted their debt into 2,904,860 restricted common shares of the Company. The market price of the common stock at the time of conversion was $.75, and the exchange ratio of debt to common stock was $.45 per share. In March 2000 another creditor converted $143,720 of short-term debt, plus accrued interest of $107,884, into 561,111 restricted common shares of the Company. The market price of the common stock at the time of conversion was $2.625 and the exchange ratio of debt to common stock was $.45 per share. Each dollar of debt was converted into 2.22222 common shares. These notes were converted into common shares at the same price offered to the investors who purchased common shares through the private placement that closed March 31, 2000. The offering price was below the market price at the time, causing a non-cash loss on extinguishment of debt in the amount of $1,852,595 during the three months ended March 31, 2000. In September 2000, a creditor converted $100,000 of short-term debt, plus accrued interest of $9,778, into 312,500 restricted common shares of the Company. The market price of the common stock at the time of conversion was $.719 and the exchange ratio of debt to common stock, per the terms of the note, was $.32 per share based upon the $100,000 principal only. The conversion ratio was each dollar of debt, including accrued interest, was converted into 2.84655 common shares.


On January 31, 2001 a letter of credit for the benefit of an LMDS equipment supplier expired, and $170,772.15 of cash restricted for use as collateral securing the letter of credit was released to us in February 2001.

In February 2001 we received an approval from a leasing company for a lease in the amount of $33,612 for equipment to be used in the development of the fixed broadband wireless business. This lease is for 36 months and was funded in March 2001.

In March 2001 we received an approval from another leasing company for a lease in the amount of $33,167 for equipment to be used in the development of the fixed broadband wireless business. This lease is for 60 months and was funded in March 2001.


In February and March 2001 we entered into agreements with investment advisors for the placement of between $600,000 and $1 million of senior subordinated debt with a term of one year. As of April 9, 2001 we have not received offers of financing that are acceptable to us.

In March 2001 we entered into an agreement with an investment banking firm to raise up to $4 million net of brokerage commissions through the private placement of our Series `A' Convertible Callable Preferred Non-Voting Shares. The shares are convertible after one year from the purchase date by the investor(s) into our common shares at a 25% discount off the closing price on the date of conversion. The shares are callable by us beginning 13 months from the date of purchase by the investor(s). As of April 9, 2001 the investment banking firm has not placed any of the shares.

On March 15, 2001 we entered into an amended and restated agreement with Swartz wherein we granted Swartz an additional 152,100 commitment warrants and eliminated the requirement to issue Swartz any additional warrants in the future; the agreement previously provided for us to issue Swartz 1 warrant for every 10 common shares we sell them in the future. We cannot obtain funds from this agreement until a registration statement covering the shares to be sold is declared effective by the Securities and Exchange Commission.


On March 29, 2001 our wholly owned Mid-Cal Express, Inc. subsidiary filed a Chapter VII bankruptcy petition to liquidate the company. This is the company that previously was in the trucking business, and whose operating assets were sold at the end of 1998. This event will create a non-recurring gain in the approximate amount of $700,000 for Prime's consolidated statements of operations for the quarter ending March 31, 2001. Approximately $700,000 of Mid-Cal liabilities will be eliminated from our consolidated balance sheet, and our working capital and stockholders' equity will be increased by approximately $700,000.

Management believes the actions taken to lease equipment, secure long term debt financing, raise additional cash through the private placement of preferred shares, and the consummation of the $30 million equity line will be sufficient to sustain operations for at least the next twelve months.



Risk Factors Associated with Owning our Securities
--------------------------------------------------


Our independent auditor has issued an opinion raising substantial doubt about our ability to continue as a going concern. Reference is made to their footnote number 3 discussing the losses sustained by the Company in 1999 and 2000. Management believes the steps taken to develop revenue paying customers on the fixed broadband wireless systems, to raise additional operating capital, and the liquidation of the former trucking business mitigate this risk; and management believes the Company will survive.


Prime has a Limited Operating History. If Prime does not successfully build, install, and implement its telecommunication systems, it will incur continued losses, and may not be able to remain in business. Prime has generated a cumulative net loss of $5,790,778 for the period from its inception through December 31, 2000. The ultimate success of Prime will, among other things, depend on its ability to build, install and implement the telecommunication systems necessary to provide high speed telecommunications services. The likelihood of the success of Prime must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of a new business enterprise, the competitive environment in which Prime operates, and the frequently encountered delays in the delivery of infrastructure equipment by telecom equipment manufacturers. In 2000, Prime experienced late delivery of ordered equipment, and also non-delivery of key components due to the lack of coordinated customer service and support by a vendor. If any required key component is not received by Prime, a telecommunications system cannot be commercially launched.

Prime's revenues will be derived primarily from customer fees that are contingent upon certain transactions (i.e. financings, system build-outs, sales, acquisitions, etc.) being successfully consummated by Prime.

The Telecommunications Industry is Highly Competitive. Prime competes with several entities for a share of the market, some of which have more financial resources and experience than Prime which enable them to better withstand the impact of risks associated with a highly competitive industry. The telecommunications industry is highly competitive. There are a number of corporations offering competing technologies and services in Prime's target areas.

Prime has Limited Working Capital. Prime may seek additional financing in the future from outside sources, either through additional equity offerings in Prime or by borrowing. There is no assurance that such financing will be available to Prime in the future, and if available, that it will be at terms acceptable to Prime. Such financing may be sought to complete the build-out of Prime's telecommunications systems, expand upon the newly built and operating systems, or for the marketing of the telecommunications services provided by Prime's systems. Moreover, Prime may have to forfeit some interest in its future revenues or dilute the equity interest of its shareholders in order to obtain any such additional financing. If such additional financing is required but not available, Prime may lose its market share of customers in the territories in which it has built its systems. The ability of Prime to obtain additional financing may be dependent on factors over which Prime has no control, such as the general condition of the financial markets, and the financial condition of the larger telecommunications companies at the time that Prime may seek such additional financing. In 2000, Prime sought lease financing for its telecommunications infrastructure equipment from various leasing companies and leasing brokers. Due to Prime's lack of profitable operating history and the lack of positive operating cash flow, it was unable to obtain lease financing.

Prime is Dependent on Key Personnel. The loss of any of Prime's key personnel or the failure to attract and retain necessary new employees could have an adverse effect on Prime's business operations. Prime's success is highly dependent upon the skills of a limited number of key management personnel. To reach its business objectives, Prime will need to hire and retain qualified personnel in the areas of installation and maintenance of telecommunications systems and marketing. Prime may not be able to hire or retain such personnel. Another factor is that the secondary and tertiary markets in which Prime is building its telecommunications systems are generally, in the opinion of the technically educated and experienced pool of potential employees, not as desirable communities in which to reside as the primary markets and the high tech areas of the United States.

Prime is  dependent  on its  vendors to  deliver  infrastructure  equipment  and services at agreed upon delivery dates. Telecommunications equipment manufacturers sometimes announce the availability of commercially tested equipment, even though the equipment may not have been actually field-tested. It is reasonably foreseeable that a vendor may deliver equipment to Prime that is not sufficiently reliable for Prime to permit its customers to use the services anticipated to be provided by the equipment. If a vendor does not deliver commercially proven equipment to Prime after accepting Prime's purchase orders, Prime cannot construct its telecommunications systems and meet its new customers' expected activation dates. This in turn would create negative feelings toward Prime within the local community. Prime is also subject to the risk that a larger and/or better-financed purchaser may exert pressure on a vendor to give its equipment orders a higher priority for delivery than that afforded to Prime. If this should happen, Prime's rollout schedule for fixed wireless broadband services will be delayed.

Prime has a History of Losses and a Limited Operating History. If Prime does not successfully build its telecommunication systems and market its services to customers, it will incur continued losses, and may not be able to remain in business. Prime has generated a cumulative net loss of $5,790,778 for the period from its inception through December 31, 2000. In order to establish profitable operations, Prime must successfully market its systems and keep its expenditures in line with moderate revenues. Prime is subject to a number of risks including its ability to successfully market, distribute and sell its product, intense competition, and its reliance on a set of FCC licenses authorizing local multipoint distribution services within licensed service areas.

The market price of Prime's common stock has been highly volatile and is likely to continue to be so. The stock market has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies Prime's float (shares available for trading by the public) has been very thin, and the lack of substantial trading volume tends to increase the volatility of Prime's stock price. Factors such as Prime's ability to increase revenues, variations in Prime's financial results, and its ability to obtain needed financing, announcements of technological innovations or new products by Prime or its competition, comments by securities analysts, adverse regulatory actions or decisions, any loss of key management, results of Prime's operations or those of its competition, and changing governmental regulations may have a significant impact on the market price of Prime's common stock.

Limited Public Market for Prime Shares. Investors should be aware that there is a limited market for our common shares. Accordingly, it may be difficult to resell the shares.

In the event that Prime elects to issue additional shares of common stock or other securities in connection with any future financings, investors could experience dilution of their ownership interest in Prime. Prime's expansion and growth strategy may involve acquisitions of companies whereby some or all of the consideration may be Common Stock or other equity securities of Prime. Accordingly, in the event Prime engages in an aggressive acquisition strategy involving a significant number of companies, investors will experience significant dilution of their ownership interest in Prime.


Dividend Policy
---------------
Prime does Not Intend to Declare Dividends. The payment of future dividends on the common stock and the rate of such dividends, if any, will be determined by our Board of Directors in light of our earnings, financial condition, capital requirements and other factors. Investors risk not receiving any current nor future return on their investment. We have not paid any dividends on our common stock during the past two years. We expect to continue to retain all earnings generated by our operations for the development and growth of our business, and do not anticipate paying any cash dividends to our shareholders in the foreseeable future.



Penny Stock Rules
-----------------
Our Stock is Subject to the Penny Stock Rules. Investors in our stock risk having less liquidity than they may have in a stock not subject to the Penny Stock Rules. "Pursuant to the Securities and Exchange Act of 1934, the Common Stock of Prime is classified as a penny stock, which means that it is subject to restrictions with respect to its marketability. SEC rule 15G-9 establishes certain sales practice requirements for such stock and, in particular, prior to a transaction:

         The broker or dealer must have approved a prospective customer's account for transactions in penny stocks in accordance with the procedure under the SEC rules and the broker or dealer must have received from the customer a written agreement to the transaction setting forth the identity and quantity of the designated security to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain from the person information concerning the person's financial situation, investment experience, and investment objectives. The broker or dealer must reasonably determine that transactions in designated securities are suitable for the person and that the person or the person's independent advisor in these transactions has sufficient knowledge and experience in financial matters such that the person or the person's independent advisor in theses transactions reasonably may be expected to be capable of evaluating the risks of transactions in designated securities.

         The broker or dealer must deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination required by the rules stating in a highlighted format that it is unlawful for the broker or dealer to effect a transaction in a designated security unless the broker or dealer has received, prior to the transaction, a written agreement to a transaction from the person and stating in a highlighted format immediately preceding the customer's signature line that: (a) the broker or dealer is required by this section to provide the person with a written statement; and (b) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, or investment objectives; and obtain from the person a manually signed and dated copy of the written statement required by the rules.

         As a practical matter, the only customers eligible to purchase penny stocks are persons for whom the broker or dealer carries an account and who in such account have effected a securities transaction or made a deposit of funds or securities more than one year previously; or have made three purchases of penny stocks that occurred on separate days and involved different issuers.


Industry Risk Factors
---------------------
Dependence On Network Infrastructure; Establishment and Maintenance of Relationships; Capacity; Risk of System Failure; Requisite Agreements may not be able to be Obtained on Satisfactory Terms and Conditions. Prime's success will depend upon its ability to implement and subsequently continue to expand a network infrastructure and support services in order to supply sufficient geographic reach, capacity, reliability and security at an acceptable cost. The development and expansion of Prime's network will require that it enter into agreements, on acceptable terms and conditions, with the various providers of infrastructure capacity and equipment and support services. These are referred to as peering relationships.

The expansion and adaptation of Prime's network infrastructure will also require substantial financial operational and managerial resources. Prime may not be able to expand or adapt the network infrastructure it intends to develop to meet the industry's evolving standards or its customers' growing demands and changing requirements on a timely basis, at a commercially reasonable cost, or at all. Prime may not be able to deploy successfully any expanded and adapted network infrastructure. Failure to maintain peering relationships or establish new ones, if necessary, would cause Prime to incur additional operating expenditures which would have a material adverse effect on Prime's business, financial condition and results of operations.

Prime is Dependent on Telecommunications Carriers and Other Suppliers. Prime's suppliers and telecommunications carriers also sell or lease services and products to Prime's competitors, and some of these carriers are, and in the future others may become, competitors of Prime. Prime's suppliers and telecommunications carriers may enter into exclusive arrangements with Prime's competitors or otherwise stop selling or leasing their services or products to Prime, which could have a material adverse effect on Prime. Prime is currently the largest customer of Alcatel for their local multipoint distribution service equipment in the United States. In January 2001, Prime entered into a supply agreement with Adaptive Broadband Corporation for wireless broadband infrastructure equipment for the year 2001.



The Telecommunications Industry Experiences Rapid Technological Change. Any failure on the part of Prime to use new technologies effectively, to develop its technical expertise and new services or to enhance existing services on a timely basis, either internally or through arrangements with third parties, could have a material adverse effect on Prime. The market for Prime's services is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new service and product introductions. Prime's future success will depend, in part, on its ability to use leading technologies effectively, to continue to develop its technical expertise, to enhance its existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis and obtain market acceptance.

Market and Financial Forecasts. Prime has prepared certain forecasts for use by management. The conclusions contained in the forecasts may not be attained in the actual operation of Prime. Actual results of operations may differ significantly based on certain assumptions concerning facts and events over which Prime may have no control, including the ability through marketing and management to obtain the projected revenue levels. Therefore the operating results forecast may not be achieved, and the assumptions on which the forecasts are based may not be realized.

The risks highlighted herein should not be assumed to be the only things that could affect future performance of Prime.


Impact of Recently Issued Standards
-----------------------------------

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


In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, entitled "Revenue Recognition in Financial Statements." SAB 101A was issued by the SEC on March 24, 2000 and delays the required implementation date of SAB 101 until the second quarter of 2000. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements of public companies. The Company believes that the adoption of SAB 101 did not have a material effect on its financial position or results of operations.




Seasonality and Inflation
-------------------------

Management does not believe the Company's operations are significantly affected by seasonality or inflation.



ITEM  7.  FINANCIAL  STATEMENTS

The Company's consolidated financial statements are attached as pages F-1 through F-22.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Certain information about directors and executive officers of the Company is set forth below:

                             OFFICERS AND DIRECTORS
                             ----------------------

The following table sets forth the names, ages and positions with the Company as of December 31, 2000 of all of the officers and directors (the "Named Executive Officers") of the Company. Also set forth below is information as to the principal occupation and background for each person in the table.

 a)  Directors  and  Executive  Officers  of  the  Company



NAME             AGE  DIRECTOR SINCE              POSITION
---------------  ---  --------------  ---------------------------------
Norbert Lima      55       1999       Chief Executive Officer, Director


Stephen Goodman   57       1999       Chief Financial Officer,
                                      Corporate Secretary, Director

Adrian Lima       30                  Vice President - Engineering

William Turley    63       2000       Director, Member of Audit Committee


Martin Sokolowski 54       2000       Director

Dennis Hinz       47       2000       Director, Chairman of Audit Committee



The following is a brief description of the business background of the executive officers and directors of the Company.


Norbert Lima has been President and CEO and Director for the Company since August 1999. Mr. Lima has over thirty years of telecommunications experience, and will be responsible for implementing the Company's operational systems across multiple markets. Mr. Lima founded and operated NACC-Tel, a California interconnect company, from 1984-1994, where he served as Sales Manager, Technical Services Engineer, and Installation Manager. NACC-Tel merged with Pagers Plus Cellular in 1994, whereby Mr. Lima served as Vice President of Engineering, responsible for RF engineering and construction of 220 MHz systems throughout the US. Under Mr. Lima's direction, Pagers Plus successfully constructed 150 five-channel 220 MHz systems throughout various states. In early 1998, Mr. Lima re-purchased NACC-Tel, along with certain assets of Pagers Plus Cellular, which was subsequently acquired by Prime in 1999, and will remain in operation as its wholly owned subsidiary.

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


Stephen Goodman has been Chief Financial Officer, Treasurer, and Director for the Company since August 1999. Mr. Goodman has worked in the telecommunications industry for over eight years, serving as President for both Secure Cellular, Inc. and Pagers Plus Cellular, of San Francisco, from 1992-1999. Mr. Goodman had been responsible for the strategic direction of both of the companies, and led Pagers Plus to be named the 25th fastest-growing company in the San Francisco Bay area in 1996. Mr. Goodman developed, structured, and negotiated the majority of the business for Pagers Plus, which provides prepaid cellular telephone services, prepaid wireless services, and telephone systems to both consumer and corporate customers throughout California.


Mr. Goodman is skilled in banking and finance, having accumulated over thirty years of experience working for various organizations. Mr. Goodman was President of Contra Costa Financial Services, Inc. from 1989-1992, where he owned and managed this commercial and residential mortgage brokerage/banking firm. Mr. Goodman was involved with the FCC while at Contra Costa Financial Services, Inc., applying to participate in the lottery for a new spectrum of Specialized Mobile Radio licenses. From 1985-1989, Mr. Goodman worked for various savings & loan companies, and from 1977-1985 he served as President of Bay Capital Corporation & House of Money. Mr. Goodman worked in financial public relations on Wall Street from 1969-1970 and as a stockbroker for Loeb, Rhoades & Company from 1965-1966. Mr. Goodman served as Lieutenant Junior Grade in the US Coast Guard from 1966-1969. Mr. Goodman received his JD from William Howard Taft University in 1995, passing the California Baby Bar in 1992. Mr. Goodman received his BS in Economics from the University of Pennsylvania-Wharton School in 1965, and received his MBA with distinction in Finance from New York University in 1969.



Adrian Lima has been Vice President of Engineering for the Company since 1999. Adrian Lima is the son of Norbert Lima, the Company's CEO and Chairman of the Board of Directors. Mr. Lima has accumulated, while working for the NACC-Tel proprietorship during the ten years prior to his employment by Prime, technical skills and experience through the installation of hundreds of telecommunications systems manufactured by several different companies. Mr. Lima is adept at each aspect of interconnect installation, including wire running, termination, hardware programming, troubleshooting, and training. Upon NACC-Tel's merger with Pagers Plus Cellular in 1994, Mr. Lima obtained experience in wireless technologies, enabling him to spearhead the installation of some 750 channels of two-way 220 MHz radio systems. Mr. Lima's technical experience will be instrumental in implementing the Company's expansion plans in the future.



William Turley is President of Communications Engineering Inc., a well-established provider of telecommunications products and services including turnkey voice and data solutions; he founded the company in 1992. He has extensive experience in construction, operations, and engineering in the telephone industry dating from 1952 both in the private and public sectors. He holds a Class A & C-7 California Contractor's License and is a member in good standing of the Building Industrial Consulting Society International (BICSI). Prior to establishing his business in 1977, he was a science educator at Cal State University, San Diego City College, and at Kirchenpaur Gymnasium in Hamburg, Germany. He obtained his M.A. degree in Physical Science in 1971 and his B.S. degree in Physics in 1969, from California State University in San Diego. He is a member of Prime's Audit Committee.


Martin Sokolowski has been a Senior Manager of Strategic Planning at Alcatel USA, Wireless Access Business Unit since June 1999. Prior to this, Mr. Sokolowski was employed as Technical Services Manager by Bosch Telecom in their Broadband Wireless Access, Global Deployment Division from December 1997 through June 1999. From August 1997 to December 1997 he was contracted by MCI Local Service Delivery to manage the provisioning, engineering, and E911 emergency service operations for new local service competitive local exchange carrier customers of MCI. From January 1997 to August 1997 he was employed by Andrew Corporation as a Manager of RF Systems Engineering and Market Development. From December 1993 to January 1997 he was employed by Advanced Envirotech Systems, Inc. as Vice President for Engineering and Customer Field Services. His engineering experience includes systems engineering, design engineering, planning and scheduling, prototype and first office applications and new product deployment and support. Telecom experience includes overall network design, local telco, wireline and RF wireless systems, LMDS and MMDS point-to-point wireless networks and telecommunications infrastructure. Mr. Sokolowski has received a Bachelor of Engineering Science degree from the University of New York at Stony Brook and a Master of Engineering Administration degree from George Washington University.


Dennis  Hinz  is a  shareholder  in  Ten  Haken,  Hinz  and  Carlos  Accountancy
Corporation. He is a Certified Public Accountant and a Certified Valuation Analyst. He has been employed in the accounting profession since graduation from California State University, Chico, in 1976, where he obtained his B.S. in Business Administration with a concentration in accounting. In 1986 he became a partner of Marta, Matli, & Thomas CPA's and its successor firms including Ten Haken, Hinz & Carlos CPA's. He is a member of the American Institute of Certified Public Accountants, the California Society of Certified Public Accountants, and the National Association of Certified Valuation Analysts. He serves as Treasurer of the Kiwanis Club of Yuba City, and he is Chairman of Prime's Audit Committee.


On March 29, 2001 our wholly owned Mid-Cal Express, Inc. subsidiary filed a Chapter VII bankruptcy petition to liquidate the company. This is the company that previously was in the trucking business, and whose operating assets were sold at the end of 1998. This event will create a non-recurring gain in the approximate amount of $700,000 for Prime's consolidated statements of operations for the quarter ending March 31, 2001. Approximately $700,000 of Mid-Cal liabilities will be eliminated from our consolidated balance sheet, and our working capital and stockholders' equity will be increased by approximately $700,000. Mr. Norbert Lima is the CEO of Mid-Cal and Mr. Goodman is the CFO of Mid-Cal.



ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth the aggregate cash and options compensation paid to all officers of Prime. The officers received no other compensation from
Prime:


----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
      Name            Principal      Year  Salary   Options   Exercise     Exercisable  Expiration
                      Position                                  Price
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
  Norbert Lima           CEO         2000  $95,833  95,833     $.21875      12/31/00    12/31/03
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
                                     1999  $28,850
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
Stephen Goodman          CFO         2000  $95,833  95,833     $.21875      12/31/00    12/31/03
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
                         (a)         1999  $5,500   5,500       $1.00       01/31/00    12/31/02
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
  Adrian Lima      VP-Engineering    2000  $68,971  68,971     $.21875      12/31/00    12/31/03
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
                                     1999  $54,347  54,346      $1.00       01/31/00    12/31/02
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
 (a) Mr. Goodman's compensation in 1999 was from August through December.



                              EMPLOYMENT AGREEMENTS
                              ---------------------

In accordance with the Commission Rules, the following are the Compensatory Plans and Arrangements of the Company:

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


                                  STOCK OPTIONS
                                  -------------

On January 1, 2001 there were outstanding options on 681,813 shares to various individuals. Each option provides the right to purchase one share of common stock. 165,711 of these options expire December 31, 2002 and 516,102 of these options expire December 31, 2003. Of the 165,711 options granted, 105,711 options expiring in 2002 are exercisable at $1.00 per share, and 60,000 options expiring in 2002 are exercisable at $.21875, the closing price of the common stock on the last business day of 2000. All of the options expiring in 2003 are exercisable at $.21875, the closing price of the common stock on the last business day of 2000. Mr. Goodman, Mr. Adrian Lima, and Mr. Norbert Lima have rights under the Year 2000 and the Year 1999 Employee Stock Option Programs. Messrs. Turley, Sokolowski, and Hinz each have 20,000 options under the Year 2000 Outside Director Stock Option Program. These options are currently exercisable and expire December 31, 2002. There are no other warrants, rights, conversion, privileges, or other rights pursuant to which Mr. Goodman, Mr. Adrian Lima or Mr. Norbert Lima or any other current Officer or Director has the right to acquire further shares in the Corporation.

There were no stock options granted in 1999. Options under the Year 1999 Employee Stock Option Program were granted in March 2000.

In March 2000, the Board of Directors approved an employee stock option program for all employees on staff as of January 31, 2000, whereby each employee is granted the right to purchase the number of shares equal to 1999 gross earnings (at Prime or any of its subsidiaries) at $1.00 per share; the options vest immediately and expire December 31, 2002. The Company granted 105,711 options to purchase common stock and recorded compensation expense of $109,014 in connection with the 1999 Employee Stock Option Program during the nine months ended September 30, 2000.

In March 2000, the Board of Directors also approved an employee stock option program for all employees employed by Prime in 2000 and on staff at December 31, 2000, whereby each employee is granted the right to purchase the number of shares equal to 2000 gross earnings (at Prime or any of its subsidiaries) at $1.50 per share; the options are to expire December 31, 2003, and do not vest until December 31, 2000. On December 13, 2000 the Board of Directors repriced the exercise price of these options to the closing price of the common stock on the last business day of 2000, December 29, 2000, which was $.21875. On December 31, 2000 516,102 options were automatically granted and vested under the 2000 Employee Stock Option Program.

In March 2000, the Board of Directors also approved a stock option program whereby each outside director was granted 20,000 options for the year 2000, to expire December 31, 2002, at $1.00 per share. The options vest on January 1, 2001 to each current outside director who is still a director on that date. As of September 30, 2000, Prime incurred additional consulting expense of $15,450 for this stock option program. On December 13, 2000 the Board of Directors repriced the exercise price of these options to the closing price of the common stock on the last business day of 2000, December 29, 2000, which was $.21875. On December 13, 2000 the Board of Directors also amended the plan to include each current outside director who is still a director on December 31, 2000. On January 1, 2001 60,000 options were automatically granted and vested under the 2000 Outside Directors Stock Option Program.

In January 2001 the Board of Directors approved an employee stock option program for all employees employed by Prime in 2001, whereby each employee employed on the date of adoption of the program is granted options equal to their year 2000 gross earnings (at Prime or any of its subsidiaries) at $.328125 per share; the options are to expire December 31, 2004, and vest 50% on December 31, 2001 and 50% on December 31, 2002. Each employee employed during 2001 after the date of adoption of the program will receive options, equal to their prorated annualized 2001 income, with the same terms and rights, but an exercise price equal to 150% of the closing price of the shares on their first day of employment.


                              DIRECTOR COMPENSATION
                              ---------------------

The Company's directors will be reimbursed for any out-of-pocket expenses incurred by them for attendance at meetings of the Board of Directors or committees thereof. The Company compensates directors $500 for each meeting of the Board personally attended by such director, and $250 for each meeting attended telephonically.

In August, 2000, the Board of Directors authorized compensation to members of the Audit Committee at the rate of $500.00 per meeting.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT

The following table sets forth certain information about the ownership of Prime's Common Stock as of December 31, 2000, by (i) those persons known by Prime to be the beneficial owners of more than 5 percent of the total number of outstanding shares of any class entitled to vote; (ii) each director and officer; and (iii) all directors and officers of Prime as a group. The table includes Common Stock issuable upon the exercise of options that are exercisable within 60 days. Except as indicated in the footnotes to the table, the named persons have sole voting and investment power with respect to all shares of Prime common stock shown as beneficially owned by them, subject to community property laws where applicable. The ownership figures in the table are based on the books and records of Prime.

               Name of         Amount and
Title of       Beneficial      Nature of
Class          Owner           Interest    Percentages      Address
---------------------------------------------------------------------------
Common Stock                                          2975 Treat Blvd #C8
Par Value                                             Concord, CA 94518
$0.0001        Stephen Goodman(a)4,620,233    17%


Common Stock                                          409 Center Street
Par Value                                             Yuba City, CA 95991
$0.0001        Adrian Lima    (b)1,141,384     4%


Common Stock                                          409 Center Street
Par Value                                             Yuba City, CA 95991
$0.0001        Norbert Lima   (c)3,695,833    14%


Common Stock                                         155 Montgomery Street, #609
Par Value                                            San Francisco, CA 94104
$0.0001        Irving Pfeffer    2,792,187    10%


Common Stock                                          120 W 45 Street
Par Value                                             New York, NY 10036
$0.0001        David Shaw        2,677,894    10%


Common Stock                                         300 Colonial Center Parkway
Par Value      Swartz Private                        Roswell, GA 30076
$0.0001          Equity LLC   (d)1,521,000     6%


Common Stock  All Directors
Par Value         and
$0.0001        Officers as
                 a Group      (e)9,762,950    37%
--------------------------------------------------------------------------------

a) Includes options to purchase 101,333 common shares, which are currently exercisable.
b) Includes options to purchase 68,971 common shares, which are currently exercisable.
c) Includes options to purchase 95,833 common shares, which are currently exercisable.

d) Includes 1,403,212 currently exercisable warrants to purchase 1,403,212 common shares, 1,014,000 of which were exercisable at December 31, 2000; also includes 117,788 warrants not currently exercisable.

e) Includes options to purchase 326,137 common shares, which are currently exercisable.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS


Norbert Lima, a Director and the Company's CEO, owns the real estate in which the Company's headquarters is located. The Company paid rent of $20,160 in 2000 and $11,000 in 1999 on its headquarters. A three year lease agreement was authorized by the Board of Directors in June 2000 and was entered into and executed that month.

Dennis Hinz is a Director of the Company. The accounting firm that he is a partner in, Ten, Haken, Hinz, and Carlos, prepared the Company's 1999 state and federal tax returns. The agreed upon fee to be charged by his firm for this service was $2,500. After completion of the tax returns, Mr. Hinz was appointed by the Board of Directors to be Chairman of the Company's audit committee, and his firm will not longer provide any services to the Company.


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

                             SHAREHOLDER INFORMATION
                             -----------------------

Form  10-KSB  Availability:
A copy of the 2000 Form 10-KSB filed with the Securities and Exchange Commission will be forwarded preferably by email, upon request, to any shareholder. Requests should be directed to:

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


                                   SIGNATURES
                                   ----------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 11th day of April, 2001.



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

By:      /s/  Stephen  Goodman
         -----------------------------------
         Stephen  Goodman
         Director,  Chief  Financial  Officer


By:      /s/  William  Turley
         -------------------------------
         William  Turley
         Director

By:      /s/  Martin Sokolowski
         -------------------------------
         Martin Sokolowski
         Director

By:      /s/  Dennis Hinz
         -------------------------------
         Dennis Hinz
         Director


                                                                                                PAGE

Independent Auditors' Report.....................................................................F-2

Consolidated Balance Sheet - December 31, 2000...................................................F-3

Consolidated Statements of Operations - For the Years Ended December 31, 2000 and 1999...........F-4

Consolidated Statement of Stockholders' Equity (Deficit) - For the Years Ended
     December 31, 2000 and 1999..................................................................F-5

Consolidated Statements of Cash Flows - For the years ended December 31, 2000 and 1999...........F-6

Notes to Consolidated Financial Statements.......................................................F-7

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
Prime Companies, Inc.
Yuba City, California



We have audited the accompanying consolidated balance sheet of Prime Companies, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Companies, Inc. and subsidiaries at December 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations in each of the past two years and has an accumulated deficit as of December 31, 2000 of $5,790,778, which raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. These financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.


/s/ HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California
February 9, 2001, except for Note 15 which is as of April 10, 2001

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000





                                     ASSETS
                                     ------

CURRENT ASSETS:
     Cash and cash equivalents                                     $   264,093
     Restricted cash                                                   400,000
     Accounts receivable                                                27,863
     Inventory                                                          38,525
     Deposits and other current assets                                   8,153
                                                                   -----------
         Total current assets                                          738,634

PROPERTY AND EQUIPMENT, net                                            483,013

LICENSES, net of accumulated amortization of $70,745                   402,890
OTHER LONG TERM ASSETS                                                  17,748
                                                                   -----------
TOTAL ASSETS                                                       $ 1,642,285
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                              $   358,879
     Accrued payroll and other                                          72,318
     Deferred revenues                                                  13,788
     Current portion of capital lease obligations                        9,070
     Liabilities in excess of assets held for sale                     699,340
                                                                   -----------
              Total current liabilities                              1,153,395
                                                                   -----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 13)                            --

STOCKHOLDERS' EQUITY:
     Preferred stock, $.0001 par value, 50,000,000 shares
         authorized, none issued and outstanding                          --
     Common stock, $.0001 par value, 100,000,000 shares
         authorized, 26,717,296, issued and outstanding                  2,672
     Additional paid-in capital                                      7,133,001
     Deferred offering costs                                          (856,005)
     Accumulated deficit                                            (5,790,778)
                                                                   -----------
              Total stockholders' equity                               488,890
                                                                   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 1,642,285
                                                                   ===========



       See accompanying notes to these consolidated financial statements.


                                 PRIME COMPANIES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        FOR THE YEAR ENDED
                                                                           DECEMBER  31,
                                                              ----------------------------------------
                                                                     2000                 1999
                                                              --------------------  ------------------



SALES REVENUES                                                $       492,035       $        441,663
                                                              ---------------       ----------------

COSTS AND EXPENSES:
     Cost of sales                                                    271,062                266,280
     Selling, general, and administrative expenses                  1,868,917                496,744
     Expense recognized for net liabilities assumed in
       reverse merger                                                   -                    428,194
                                                              ---------------       ----------------
         Total costs and expenses                                   2,139,979              1,191,218
                                                              ---------------       ----------------

LOSS FROM OPERATIONS                                               (1,647,944)              (749,555)
                                                              ----------------      ----------------

OTHER INCOME (EXPENSE):
     Interest income                                                   44,662                 -
     Interest expense                                                 (79,497)              (199,089)
     Other income (expense), net                                       (1,439)                -
     Loss on securities available for sale                         (1,224,000)                -
                                                              ----------------      -----------------
         Net other income (expense)                                (1,260,274)              (199,089)

NET LOSS BEFORE TAXES AND EXTRAORDINARY ITEM                       (2,908,218)              (948,644)
     Provision for taxes                                                6,880                  5,300
                                                              ---------------       ----------------

NET LOSS BEFORE EXTRAORDINARY ITEM                                 (2,915,098)              (953,944)

EXTRAORDINARY LOSS ON EXTINGUISHMENT
     OF DEBT                                                       (1,852,595)                 -
                                                              ----------------      ------------------

NET LOSS                                                      $    (4,767,693)      $       (953,944)
                                                              ================      =================

BASIC & DILUTED PER SHARE INFORMATION:

    Loss before extraordinary item                            $         (0.10)      $          (0.06)
    Extraordinary loss on extinguishment of debt                        (0.07)                 -
                                                              ----------------      -----------------
    Net loss                                                  $         (0.17)      $          (0.06)
                                                              ================      =================

WEIGHTED AVERAGE SHARES OUTSTANDING                                28,265,246             16,680,764
                                                              ===============       ================




                   See accompanying notes to these consolidated financial statements.

                                                  F-4





                                 PRIME COMPANIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                             FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999

                                                                                         UNREALIZED GAIN
                                                                                            (LOSS) ON
                                                      COMMON STOCK           ADDITIONAL     AVAILABLE-
                                              --------------------------      PAID-IN       FOR-SALE
                                                 SHARES         AMOUNT        CAPITAL       SECURITIES
                                              -----------    -----------    -----------    -----------

BALANCES, January 1, 1999                       4,500,000    $       450    $    35,650    $      --

     Stock issued for services                 10,517,241          1,051        220,341           --
     Stock issued in merger transaction         6,507,742            651           (651)          --
     Stock issued in acquisitions                  57,142              6         26,904           --
     Comprehensive loss:
         Net Loss                                    --             --             --             --
         Unrealized gain on
              available-for-sale securities          --             --             --          125,000

         Total comprehensive loss                    --             --             --             --
                                              -----------    -----------    -----------    -----------
BALANCES, December 31, 1999                    21,582,125    $     2,158    $   282,244        125,000
                                              -----------    -----------    -----------    -----------

     Stock returned per settlement             (5,500,000)   $      (550)   $  (125,307)          --
     Issuance of common stock in connection
       with conversion of debt                  3,778,471            379      3,562,308           --
     Issuance of common stock, net of
       offering costs                           6,842,871            684      2,408,706           --
     Compensation expense recognized upon
       issuance of stock options                     --             --          129,614           --
     Stock issued for purchase of other
       assets                                       1,000           --            2,000           --
     Stock issued for services                     12,829              1         17,431           --
     Warrants issued in connection with
       equity line                                   --             --          856,005           --
     Comprehensive loss:
         Net Loss                                    --             --             --             --
         Reclassification adjustment on
         available for-sale securities               --             --             --         (125,000)

         Total comprehensive loss                    --             --             --             --
                                              -----------    -----------    -----------    -----------
BALANCES, December 31, 2000                    26,717,296    $     2,672    $ 7,133,001           --
                                              ===========    ===========    ===========    ===========





                                                                               TOTAL
                                                DEFERRED                    STOCKHOLDERS'
                                                OFFERING     ACCUMULATED       EQUITY      COMPREHENSIVE
                                                 COSTS        (DEFICIT)       (DEFICIT)        LOSS
                                              -----------    -----------    -----------    -----------
BALANCES, January 1, 1999                           --      $   (69,141)   $   (33,041)

     Stock issued for services                       --             --          221,392
     Stock issued in merger transaction              --             --             --
     Stock issued in acquisitions                    --             --           26,910
     Comprehensive loss:
         Net Loss                                    --         (953,944)      (953,944)   $  (953,944)
         Unrealized gain on
              available-for-sale securities          --             --          125,000        125,000
                                                                                           -----------

         Total comprehensive loss                    --             --             --      $  (828,944)
                                              -----------    -----------    -----------    -----------
BALANCES, December 31, 1999                   $      --      $(1,023,085)   $  (613,683)
                                              -----------    -----------    -----------

     Stock returned per settlement            $      --      $      --      $  (125,857)
     Issuance of common stock in connection
       with conversion of debt                       --             --        3,562,687
     Issuance of common stock, net of
       offering costs                                --             --        2,409,390
     Compensation expense recognized upon
       issuance of stock options                     --             --          129,614
     Stock issued for purchase of other
       assets                                        --             --            2,000
     Stock issued for services                       --             --           17,432
     Warrants issued in connection with
       equity line                               (856,005)          --             --
     Comprehensive loss:
         Net Loss                                    --       (4,767,693)    (4,767,693)   $(4,767,693)
         Reclassification adjustment on
         available for-sale securities               --             --         (125,000)      (125,000)
                                                                                            -----------

         Total comprehensive loss                    --             --             --      $(4,892,693)
                                              -----------    -----------    -----------    -----------
BALANCES, December 31, 2000                   $  (856,005)   $(5,790,778)   $   488,890
                                              ===========    ===========    ===========





                   See accompanying notes to these consolidated financial statements.







                              PRIME COMPANIES, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                           ---------------------------------------
                                                                 2000                 1999
                                                           ------------------  -------------------

CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                              $      (4,767,693)  $        (953,944)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation and amortization                                   116,735              49,506
     Impairment on investment                                      1,224,000              -
     Interest related to beneficial conversion feature
       of note payable/convertible debenture                          40,625              -
     Compensation recognized upon issuance of stock
       and stock options                                             129,614              -
     Stock issued for services                                        17,432             221,392
     Noncash expense recognized upon reverse merger
                                                                      -                  428,193
     Loss on extinguishments of debt                               1,852,595              -
     Changes in operating assets and liabilities:
     Restricted cash                                                (400,000)             -
     Accounts receivable                                                 542             (17,247)
     Inventory                                                      (24,675)              (7,620)
     Prepaid expenses and other current assets                       23,549              (22,878)
     Deposits                                                       (17,748)              -
     Change in liabilities in excess of assets held
       for sale                                                      12,042               -
     Accounts payable                                                16,785              (10,965)
     Accrued liabilities                                             21,151              188,593
     Deferred revenues                                                13,788              -
                                                           ------------------  -----------------
         Net cash used in operating activities                    (1,741,258)           (124,970)
                                                           ------------------  -----------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                            (208,442)            (14,744)
     Sale of property held for sale                                   -                1,074,955
                                                           -----------------   -----------------
         Net cash provided by (used in) investing
             activities                                             (208,442)          1,060,211
                                                           ------------------  -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from sale of stock                                   2,409,390             -
     Proceeds from notes payable                                      -                   39,248
     Principal payments on notes payable and
       long-term debt                                               (433,000)           (740,565)
                                                           ------------------  ------------------
         Net cash provided by (used in) financing
             activities                                            1,976,390            (701,317)
                                                           -----------------   ------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                 26,690             233,924

CASH AND CASH EQUIVALENTS, beginning of year                         237,403              3,479
                                                           -----------------   ----------------

CASH AND CASH EQUIVALENTS, end of year                     $         264,093   $         237,403
                                                           =================   =================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash payments for:
         Interest                                          $          38,872   $          31,979
                                                           =================   =================
         Income taxes                                      $           6,880   $           5,300
                                                           =================   =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
    TRANSACTIONS:
     Notes payable issued to acquire licenses              $       -           $         615,472
                                                           =================   =================
     Note payable issued to acquire property and
         equipment                                         $       -           $          10,076
                                                           =================   =================
     Net assets acquired in exchange for stock             $       -           $          26,910
                                                           =================   =================
     Conversion of note payable and accrued interest
         to common stock                                   $       1,669,466   $       -
                                                           =================   =================
     Issuance of common stock for intangible asset         $           2,000           -
                                                           =================   =================
     Return of 5,500,000 shares of common stock
         per settlement agreement                          $         125,857   $       -
                                                           =================   =================
     Warrants issued in connection with equity
         Agreement                                         $         856,005   $       -
                                                           =================   =================


                See accompanying notes to these consolidated financial statements.

                                                  F-6

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       ORGANIZATION AND NATURE OF OPERATIONS:
         --------------------------------------

         The consolidated financial statements include the accounts of Prime Companies, Inc. and its wholly owned subsidiaries (collectively, "the Company").

         On February 20, 1998, Bert Lima (the Company's CEO) acquired certain assets of Pagers Plus, Inc. (Pagers Plus), an entity for which Bert Lima had previously served as an officer. Pagers Plus installed and serviced mobile radio systems for its retail customers. The business combination was accounted for as a purchase with Bert Lima, the sole proprietor of NACC-Tel, acquiring outstanding accounts receivable, inventory, and fixed assets with a fair market value equal to assumed liabilities of approximately $95,000. Immediately subsequent to the acquisition of Pagers Plus, Mr. Lima contributed the net assets of Pagers Plus to NACC-Tel, a privately held company operated solely by Mr. Lima. As the fair market value of the assets purchased was equal to the liabilities assumed, no goodwill was recognized in this acquisition. The activities of Pagers Plus are included in the combined operations of the Company subsequent to the date of the acquisition

         Immediately subsequent to the acquisition of Pagers Plus, Mr. Lima exchanged 69% of his ownership interest in NACC-Tel with three individuals in exchange for services to be provided for the further development of the operations. NACC-Tel recorded compensation expense of approximately $25,000 as fair market value of the interests in the year ended December 31, 1999. The fair value of the interests was based upon the actual cash contributions made by Mr. Lima during the year ended December 31, 1998 as NACC-Tel was a privately held company with only minimal revenues and operating losses.

         In January 1999 four founders and another individual funded Worldnet Tel.com, Inc. (Worldnet), a Delaware corporation, to form the legal structure for the Company's further development. In February 1999, the four founders of NACC-Tel contributed their respective interests in NACC-Tel, a privately held company, to Worldnet in exchange for Worldnet common stock. For financial statement purposes, the operations of NACC-Tel are considered the business of Worldnet and the financial statements reflect the historical financial position and results of operations and cash flows of NACC-Tel.

         Pursuant to a Stock Purchase Agreement (the "Agreement") between Prime Companies, Inc. ("Prime"), a Delaware Corporation, a nonoperating public shell, and Worldnet, Worldnet was merged into Prime through a merger effective August 11, 1999. For financial statement purposes, Worldnet was considered the acquiring company, and Worldnet has treated this transaction as an acquisition of Prime. For legal purposes, however, Prime remained the surviving entity. Therefore, the combined entity retained Prime's capital structure. Prior to the merger, Prime had 6,507,742 shares of common stock outstanding held by various individuals. Pursuant to the agreement, Worldnet stockholders were issued 14,500,000 shares of Prime common stock. As a result of the stock exchange, the former shareholders of Worldnet held 69% of the outstanding shares of common stock of Prime. At the time of the merger, Prime had liabilities in excess of net assets of $428,193. This amount was charged to operations on the date of the merger as a cost of the reorganization.

         The accompanying financial statements of the Company reflect the operations of Worldnet and its subsidiaries and consolidate the operations of Prime and its subsidiaries commencing on the date of the merger.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The Company's other wholly-owned subsidiaries are described below:

          Prepaid Tel.com Inc. (Prepaid), a Delaware corporation, was formed in February 1999 as a wholly-owned subsidiary. Prepaid is a Competitive Local Exchange Carrier ("CLEC") certified by the California Public Utility Commission. Prepaid had no substantial operations during 1999. During 2000, Prepaid recognized revenues of approximately $15,000 from the sale of prepaid phone service, prepaid telephone cards, and related services such as voice mail and long distance.

          LMDS Communications Inc. (LMDS), a Delaware corporation, was formed in February 1999 as a wholly-owned subsidiary. LMDS is a telecommunications company with interests in the fixed broadband wireless sector. LMDS had no substantial operations during 1999 or 2000.

          Mid-Cal Express, Inc. and Mid-Cal Express Logistics, Inc. (collectively, Mid-Cal) are wholly-owned subsidiaries of Prime. Mid-Cal ceased operations in December 1998 (prior to the acquisition by Worldnet) and is in the process of liquidating its assets and settling outstanding liabilities. (See Note 15).

          Zenith Technologies Inc. (Zenith), a Delaware Corporation, was formed in December 1998 as a wholly-owned subsidiary of Prime Companies, Inc. To date, it has had no operations.

          As discussed in Note 4, during the year ended December 31, 1999, the Company purchased the assets of Olive Tree Image Engineers in exchange for 57,142 shares of the Company's common stock and the assets of Marathon Telecom in exchange for 517,241 shares of the Company's common stock.

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

         Restricted Cash - The Company's restricted cash balance as of December 31, 2000 supports a letter of credit for capital equipment purchases.

         Inventory - Inventory of installation equipment and materials are stated at the lower of cost (first-in, first-out method) or market.

         Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives (ranging from 2 to 7 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of property or equipment sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Intangibles - Intangibles include the amounts paid to the FCC to purchase licenses for Local Multipoint Distribution Services in certain markets. The licenses are being amortized on a straight-line basis over the initial term of the license, which is ten years. The Company recognized amortization expense for the years ended December 31, 2000 and 1999 of $57,951 and $30,775, respectively.

         Impairment of Long-Lived and Intangible Assets - In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

         Revenue Recognition - Revenue is generated from the installation of phone systems, paging services, DSL line service, service calls to businesses and individuals, prepaid local telephone service, prepaid long distance and LMDS service. Revenue generated from the installation of telephone systems and service calls is recognized upon completion.

         Revenue for paging services and prepaid phone services is recognized on a monthly basis. Customers on the various services the Company offers may obtain service on a monthly, quarterly, semi-annual or annual basis. The Company records unearned revenue as a liability and recognizes the earned portion on a monthly basis.

         Set-up fees received by customers to commence prepaid phone services are amortized over the expected service period, generally one year.

         Income Taxes - The Company accounts for income taxes under the liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined, based on the difference between the financial statements and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

         Net Assets (Liabilities in excess of assets) Held for Sale - Net assets (liabilities in excess of assets) held for sale include 400,000 shares of common stock of US Trucking, Inc., and cash of Mid-Cal Express, Inc. (the Company's inactive trucking subsidiary) net of payables to unsecured creditors of Mid-Cal Express Inc. The assets are pledged as security for the unsecured creditors and are being held in escrow pending final settlement of the claims. As of December 31, 2000, the liabilities of Mid-Cal Express, Inc. exceeded the assets by $699,340. (See Notes 5 and 15).

         Earnings Per Share - Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common stock equivalents for the years ended December 31, 2000 and 1999 were anti-dilutive and were therefore excluded from the earnings per share computation.

         Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Investments - The U.S. Trucking stock included in net assets (liabilities in excess of assets) held for sale is considered available for sale. These securities are carried at fair value with unrealized gains or losses, net of tax, reported as a separate component of stockholders' equity. The change in unrecognized gain on available-for-sale securities during 2000 includes reclassification adjustments for $1,224,000 of losses recognized in operations from a permanent impairment taken against the investment due to a significant decrease in the market value of the shares.

         Deferred Offering Costs - The amount represents the fair market value of warrants issued to secure equity financing that was in process at December 31, 2000. This amount will be offset against the proceeds raised under the financing agreement or expensed to operations immediately if the Company is unable to secure financing.

         Stock-Based Compensation - The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related interpretations, including the Financial Accounting Standards Board Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation" which was effective July 1, 2000, in accounting for its employee stock options. In accordance with FASB Statement No. 123 "Accounting For Stock-Based Compensation" (FASB123), the Company will disclose the impact of adopting the fair value accounting of employee stock options. Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair value method prescribed by FASB123.

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

         The customers of the Company's primary operations are located primarily in California. At December 31, 2000 and 1999, approximately $27,863 and $13,800 representing 100% and 48% of trade receivables was due from two and four customers, respectively. No other customers accounted for more than 10% of the Company's trade receivables at December 31, 2000 and 1999.
                                      F-10

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Fair Value of Financial Instruments - The estimated fair values for financial instruments under FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents, account receivable and accounts payable approximates their carry value due to their short-term nature. The estimated fair value of long-term debt approximates its carrying value because it carries interest rates which approximates current market rates.

          Comprehensive Income - The Company has adopted FSAS No. 130, Reporting Comprehensive Income, as of December 31, 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however, it has no impact on the company's net income or stockholder's equity.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No 101, entitled "Revenue Recognition in Financial Statements." SAB101A and SAB101B were issued by the SEC and delay the required implementation date of SAB101 until the fourth quarter of 2000. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements of public companies. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

         Reclassifications - Certain reclassifications have been made to the prior year statements to conform to the presentation as of December 31, 2000. Such reclassifications had no effect on the previously reported net loss.

3.       BASIS OF PRESENTATION:
         ---------------------

         As shown in the accompanying financial statements, the Company has reported significant net losses for the years ended December 31, 2000 and 1999 of $4,767,693 and $953,944, respectively resulting in an accumulated deficit of $5,790,778 as of December 31, 2000. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During the later part of 2000, the Company took steps to obtain financing including signing an agreement as amended with an institutional investor for up to $30 million in equity funding. (See
         Note 9). During 2001, the Company has signed additional agreements with financial advisors to obtain funding (See Note 15). The Company's ability to continue as a going concern is dependent on obtaining additional financing to fund current operations and, ultimately, generating sufficient revenues to obtain profitable operations. No assurance can be given that the Company will be successful in its financing efforts. The financial statements do not include any adjustments relating to the recoverability and classifications of reported asset amounts or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

4.       ACQUISITIONS:
         -------------

         In September 1999, the Company acquired all of the assets of Olive Tree Image Engineers (a sole proprietorship) ("Olive Tree") in exchange for 57,142 shares of the Company's common stock. This stock issuance was valued at the average of the closing bid and ask prices for three days before and after the acquisition was agreed to by the Company and Olive Tree. The transaction was accounted for as a purchase and the resulting purchase price of $26,910 was assigned to property and equipment acquired. Olive Tree had no substantial operations prior to the acquisition by the Company.

         On March 19, 1999, Bert Lima, as an individual and co-owner of NACC-Tel, a privately held company, acquired the assets of Marathon Telecom ("Marathon") from an unrelated party in exchange for the assumption of certain liabilities totaling approximately $40,000 and consideration paid to the seller of $5,500. On April 1, 1999, Bert Lima assigned to his son, Adrian Lima who was an employee of NACC-Tel, his 100% ownership of Marathon for no consideration.

         During the period between March 19, 1999 through October 15, 1999, Adrian operated Marathon independently of Bert Lima and NACC-Tel, and generated revenues of approximately $99,000 (unaudited) and had net income of approximately $28,000 (unaudited). Financial information for Marathon prior to March 19, 1999 is not available.

         On October 15, 1999, the Company acquired the assets of Marathon from Adrian Lima, a sole proprietor, in exchange for 517,241 shares of the Company's common stock. This stock issuance was valued at the average of the closing bid and ask prices for three days before and after date the acquisition was agreed to by the Company and Marathon. The transaction was accounted for as a reorganization of entities under common control due to the family relationship between Bert and Adrian Lima, their collective ownership of approximately 25% of the Company and their positions as officers and directors of the Company. Accordingly, the inclusion of the operations of Marathon in the consolidated operations commenced on the acquisition date. The resulting purchase price was $196,552 which consists of $188,602 of stock based compensation for the 517,241 shares of common stock issued to Adrian Lima and $7,950 in fixed assets.

         On October 27, 2000 the Company entered into a binding Letter of Intent to acquire New Wave Networks LLC (NWN") and paid a non-refundable deposit (subject to certain conditions) of $10,000. NWN's sole assets are five LMDS licenses in Missouri. A definitive Agreement was signed on December 29, 2000, and the transaction is to close no later than April 20, 2001. The consideration for the purchase is 1,500,000 shares of the Company's common stock to be registered with the SEC on a form SB-2 and $600,000 in cash. The transaction is contingent upon the Company having access to funds from the Investment Agreement as described in the Note 9 and the completion of required audits of the financial statements of NWN. (See Note 15).


5.       NET ASSETS (LIABILITIES IN EXCESS OF ASSETS) HELD FOR SALE:
         ----------------------------------------------------------

         Mid-Cal Express, Inc., ceased operations in December 1998 and its assets have been pledged as security for the settlement of claims by its unsecured creditors. The assets were held by the Credit Managers Association of Southern California who was in the process of liquidating the assets and making final distribution to the creditors (See Note 15). The net assets (liabilities in excess of assets) held for sale consisted of the following as of December 31, 2000:


               Assets:
                   Cash in escrow                           $          1,199
                   Investments                                        76,000
                                                            ----------------
                        Total Assets                                  77,199
               Unsecured Creditors                                  (776,539)
                                                            -----------------
               Net Assets(Liabilities) of Discontinued
                   Operations                               $       (699,340)
                                                            =================

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.       PROPERTY AND EQUIPMENT:
         -----------------------

         Property and equipment at December 31, 2000 consisted of the following:

                                                                                ESTIMATED
                                                                               USEFUL LIVES
                                                                       -----------------------------

           Office furniture and equipment         $         65,325             2 to 5 years
           Vehicles                                         48,360             3 to 4 years
           Paging terminals                                 71,764               7 years
           Site Improvements                                18,651       Lower of 5 years or the
                                                                                lease life
           DSL Equipment                                    20,428               3 years
           LMDS Equipment                                  347,526               7 years
                                                  ----------------
                 Total Property and equipment              572,054
           Less accumulated depreciation and
                amortization                               (89,041)
                                                  -----------------
                                                  $        483,013

         Depreciation and amortization expense for the years ended December 31, 2000 and 1999, was $58,784 and $18,731, respectively.

         In November 1999, the Company sold a parcel of land including a building previously owned by Prime Companies (formerly the public shell) for net proceeds of $1,074,955 realizing no gain or loss.


7.       NOTES PAYABLE TO RELATED PARTIES:
         ---------------------------------

         In connection with the merger between Prime and Worldnet, the Company assumed $1,395,216 of notes payable and accrued interest to related parties. All loans were repaid during the year ended December 31, 2000.

         Interest expense to related parties was $24,546 and $60,954 for the years ended December 31, 2000 and 1999, respectively.

         In February 2000, notes in the principal amount of $1,240,216, plus accrued interest of $66,971 were settled by the issuance of 2,904,860 shares of the Company's common stock. The debt was converted at a price per share less than market value which created a $1,053,012 loss on debt extinguishment.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.       CONVERTIBLE NOTES PAYABLE:
         --------------------------

         During 1999, the Company issued unsecured notes payable to an individual for cash to acquire LMDS licenses. At December 31, 1999, principal of $496,220 and accrued interest of $111,280 were due on these notes. During the year ended December 31, 2000, the Company settled notes in the principal amount of $396,220 and accrued interest in the amount of $108,781 with cash payments of $252,500 and issuance of 561,111 shares of the Company's common stock. The debt was converted at a price per share less than market value which created a $799,583 loss on debt extinguishment.

         In September 2000, the Company converted the remaining note with a face value of $100,000 and accrued interest of $9,778 into 312,500 shares of the Company's common stock. The Company recognized additional interest expense of $40,625 upon the conversion of the note due to the beneficial conversion feature of the note.

9.       STOCKHOLDERS EQUITY:
         --------------------

         During the year ended December 31, 2000, the Board of Directors approved increasing the authorized common and preferred stock to 100 million and 50 million, respectively. The increase in common and approved stock was approved and ratified at the Annual Meeting of the Shareholders held on December 13, 2000.

         Common Stock - In March 2000, the Company completed a private placement offering of its common stock and sold 6,569,444 shares for $2.4 million (net of commissions of approximately $547,000). In connection with the private placement, the Company issued 273,427 common shares as commission.

         In April 2000, the Company issued 1,000 shares in connection with the purchase of the domain name, NTCOMM.

         In June 2000, the Company issued 12,829 shares for consulting services at $1.359 per share (the market closing price on June 30,2000). The total expense recorded by the Company for this transaction was $17,432.

         Warrants - On October 3, 2000, the Company entered into an investment agreement with Swartz Private Equity, LLC (Swartz). Subject to the fulfillment of certain conditions, the agreements provide the Company with an equity financing facility through which the Company may sell up to a total of $30,000,000 worth of shares of common stock, at their option, periodically over a 36 month period. The Company's ability to request a put advance under the facility is subject to the continued effectiveness of a resale registration statement filed with the Securities and Exchange Commission to cover the shares to be issued. The number of shares the Company may sell to Swartz varies depending on certain factors, including the market price of the common stock and the then current ownership interest of Swartz. The amount of common stock to be sold at each put will not be more than $2,000,000 or 15,000,000 million shares at the market price for such put, minus $0.075 per share, or 91% of the market price for a put advance less than $1,000,000 (See Note 15).

         On September 9, 2000, the Company granted Swartz warrants to purchase 1,521,000 shares of common stock with an initial exercise price equal to $.687. The warrants vest in 3 stages: 507,000 at the end of the document review period (which occurred on October 3, 2000), the signing of the Investment Agreement on October 3, 2000 and 507,000 on the earlier of an effective registration statement as declared by the SEC or March 8, 2001. The exercise price of the warrants resets periodically. The original exercise price for the warrants reset to $0.531 (the lowest closing price for the five days preceding the signing of the Investment Agreement on October 3, 2000). If the date of exercise by the Investor is more than 6 months after the date of issuance, the exercise price will be reset to the lesser of (1) the exercise price in effect at the date of exercise, or (2) the lowest reset price determined on any 6-month anniversary date. The warrants expire 5 years from the date of the Investment Agreement in October 2005. (See Note 15).

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company used the Black Scholes valuation model to determine the fair value of the warrants, including the fair value of the exercise price reset feature, at December 31, 2000 using a volatility of 165.5%, a three year period of expiration, and a risk free interest rate
         ranging  from  5.06%  to  5.95%.  The  Company  recorded   $856,005  in
         connection with the warrants which was capitalized as a deferred offering cost. The deferred offering cost is classified as a contra-equity account as this amount represents a non-cash equity transaction.

10       STOCK OPTIONS PLANS:
         --------------------

         In March 2000, the Company adopted the 1999 Employee Stock Option Plan (the 1999 Plan). Under the 1999 Plan, employees on the Company payroll as of January 31, 2000 are granted options to purchase the number of shares of common stock equal to their respective 1999 gross earnings (at Prime or any of its subsidiaries) at an exercise price equal to $1.00 per share. The options vest immediately and expire December 31, 2002. On March 16, 2000, under the 1999 Plan, the Company granted 105,711 options to purchase common stock to all employees employed by the Company on January 31, 2000. The options were granted at an exercise price of $1.00 which was less than the market value of the stock on the date of grant and the Company recognized compensation expense $109,014 in accordance with APB25 for services provided.

         Also in March 2000, the Company adopted the 2000 Employee Stock Option Plan (the 2000 Plan). Under the 2000 Plan, employees on staff on December 31, 2000 are entitled to receive options to purchase the number of shares equal to their respective 2000 gross earnings (at Prime or any of its subsidiaries) at an exercise price equal to $0.22 per share. On December 29, 2000, the Company issued options to purchase 516,102 shares of common stock with an exercise price equal to the market price on the date of grant. The options vest immediately and expire December 31, 2003.

         In March 2000, the Company granted 20,000 shares to each of its outside Directors for services on the Board of Directors during the year ended December 31, 2000. The options were granted with an exercise price equal to $1.00 which was less than the market value of the stock on the date of grant. The Company recognized as compensation expense $20,600 for these services. The options vest on January 1, 2001 and expire in 2002. In December 2000, the Board of Directors reduced the exercise price of the options granted to outside Directors from $1.00 per share to $0.22 per share which equaled the market price on December 29, 2000. As the Company has adopted FIN 44, as disclosed in Note 2, this reduction of the exercise price of the stock options granted to outside Directors in March 2000, results in the accounting for the options as variable from the date of the modification to the date the options are exercised, forfeited, or expire unexercised. The Company will measure compensation at various dates until the options have been exercised, forfeited, or expire unexercised.

         In December 2000, the Board of Directors granted options to purchase 20,000 shares of common stock with an exercise price of $.22 per share to each of two Directors accepted to the Board. The options have an exercise price equal to the market price on the date of grant, vest on January 1, 2001 and expire in December 2002.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table sets forth the activity for all options granted during the year ended December 31, 2000. No options were granted, exercised, or canceled during 1999.

                                     NUMBER OF SHARES        AVERAGE EXERCISE
                                                              PRICE PER SHARE
                                     ------------------    --------------------

         Balance, December 31, 1999        2,555,209       $              2.05

         Granted                             721,813                       .33
         Expired                          (2,555,209)                     2.05
         Canceled/Forfeited                  (40,000)                      .22
                                     ----------------      -------------------

         Balance, December 31, 2000          681,813       $               .34
                                     ===============       ===================

         At December 31, 2000, the Company has options to purchase 105,711 shares of common stock exercisable at the price of $1.00 and options to purchase 516,102 shares of common stock exercisable at the price of $.22. The remaining options become exercisable in 2001.

         If not previously exercised, canceled or forfeited, the outstanding options will expire as follows:


                                          NUMBER OF SHARES   AVERAGE EXERCISE
            PERIOD ENDED DECEMBER 31,                         PRICE PER SHARE

                                         ----------------    ----------------
            2002                                  165,711    $            .72
            2003                                  516,102                 .22
                                         ----------------    ----------------

         Balance, December 31, 2000               681,813    $            .34
                                         ================    ================


         As noted in Note 2, the Company has not adopted the fair value accounting prescribed by FASB123 for employees. Had compensation cost for stock options issued to employees been determined based on the fair value at grant date for options awarded in 2000 consistent with the provisions for FASB123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts indicated below:

                                                             YEAR ENDED
                                                         DECEMBER 31, 2000
                                                         -----------------


         Net Loss                                        $     (4,915,715)
                                                         =================

         Basic and diluted net loss per common share     $          (.17)
                                                         =================

         The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rates ranging from 6.49% to 5.06%, expected life of two to three years, dividend yield of 0%, and expected volatility of 165.5%. The weighted-average fair value of the options granted during year ended December 31, 2000 was $0.24.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.      INCOME TAXES:
         -------------

         Income tax expense for the indicated periods is comprised of the following:
                                            For the Years Ended
                                               December 31,
                                         2000                  1999
                                 ---------------------  -------------------

        Current
                  Federal        $        -             $        -
                  State                     6,880                  5,300
                                 ----------------       ----------------
                                 $          6,880       $          5,300
                                 ================       ================

        Deferred
                  Federal                 -                      -
                  State                   -                      -
                                 ----------------       ----------------
                                 $        -             $        -
                                 ================       =================

         The actual income tax expense differs from the expected tax expense (benefit)as computed by applying the U.S. Federal corporate income tax rate of 34% for each period as follows:


                                                            For the years ended
                                                               December 31,
                                                         2000                  1999
                                                 ---------------------  -----------------
       Amount of expected tax benefit            $     (1,618,740)      $       (250,580)
       Non-deductible expenses                            645,928                150,802
       State taxes, net                                     4,541                  3,498
       Change in beginning balance of valuation
          allowance                                       975,151                101,580
                                                 ----------------       ----------------
                                                 $          6,880       $          5,300
                                                 ================       ================

          The components of the net deferred tax asset and liability recognized are as follows:

                                                                 DECEMBER 31,
                                                                     2000
                                                              ----------------

       Current deferred tax assets (liabilities)
          Accrued vacation                                              6,542
          APB 25 compensation expense                                  51,431
          Deferred revenue                                              5,471
          Other accrued liabilities                                     4,838
                                                              ---------------
          Total current deferred tax assets (liabilities)              68,282
          Valuation allowance                                         (68,282)
                                                              ---------------
       Net current deferred tax assets (liabilities)                  -
                                                              ===============

       Long-term deferred tax assets (liabilities):
          Unrealized loss on investment                               485,684
          Intangible asset                                             14,066
          Net operating loss carry-forwards                         3,729,005
                                                              ---------------
          Total long-term deferred tax assets (liabilities)         4,228,755
       Valuation allowance                                         (4,228,755)
                                                              ---------------
       Net long-term deferred tax asset (liability)                   -
                                                              ===============

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company will continue to assess the realizability of the deferred tax assets in future periods. The valuation allowance increased by $1,004,810 during the year ended December 31, 2000 and decreased by $21,133 during the year ended December 31, 1999.

         As of December 31, 2000, the Company has available federal net operating loss carry forwards for income tax purposes of $9,217,787, which expire through 2020. The Company has state net operating loss carry forwards of $6,730,287, which expire through 2010. Due to the change in control of Prime, the benefit of the net operating losses generated by Prime prior to the acquisition by Worldnet will be limited by certain consolidated return filing regulations and limitations under
         Section 382. This limitation would prevent the use of pre-acquisition net operating losses against the activities of Worldnet or any of its subsidiaries.

12.      EMPLOYEE DEFINED CONTRIBUTION PLAN:
         -----------------------------------

         Effective January 1, 1998, the Company adopted a 401K Profit Sharing Plan (the "Plan") covering all employees. To be eligible to participate in the Plan, employees must be age 21 and must complete at least 83.33 hours of service per month for at least 6 months. Contributions to the Plan are invested at the direction of the participant. The Company made matching contributions in the amount of $8,319 to the Plan during the year ended December 31, 2000. No contributions were made to the plan during the year ended December 31, 1999.

13.      COMMITMENTS AND CONTINGENCIES:
         ------------------------------

         Leases: - The Company leases operating facilities and equipment under operating leases which expire at various dates through December 31, 2005. Facility leases provide for payment of real estate taxes, insurance, and maintenance expenses by the Company. In addition, the Yuba City facility lease is held by Mr. Bert Lima, President and CEO of the Company.

                 Year ending December 31,
                          2001                         $         87,060
                          2002                                   87,069
                          2003                                   64,325
                          2004                                   38,298
                          2005                                   28,945
                       After 2005                                 2,206
                                                       ----------------
                                                       $        307,903
                                                       ================

         Employment Contracts
         --------------------

         In September 2000, the Company executed employment agreements with both the President/CEO and CFO. The contracts are effective retroactively to January 1, 2000 for a period of three years with an annual salary of $100,000 for each officer. The contracts extend on an annual basis and may be cancelled by either party with 3 months written notice. A nine month salary severance package is included in the contracts should the officers be terminated.

         Purchase commitments:
         ---------------------

         In May 2000, the Company signed an agreement with Alcatel, a supplier for LMDS. As part of the agreement, the Company opened a bank account supporting a letter of credit with Alcatel. The agreement mandates terms such as shipping, payment transfers and vendor support policies. There are no requirements for the Company obligating them to make future purchases.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In January 2001, the Company signed a purchase order letter with a face value of $2,301,200. The order constitutes the Company's commitment to purchase equipment through December 31, 2001. The Company agreed to purchases totaling $185,300, $330,300, $575,250, and $1,210,350 during the first, second, third and fourth quarters of 2001 respectively. Under the purchase order letter, the vendor maintains a security interest in the products sold to the Company. If the Company defaults, the vendor may make pricing adjustments and/or cancel further shipments.

         Litigation and other claims
         ---------------------------

         During the year ended December 31, 2000, the Company received correspondence from two unrelated parties concerning potential guarantees by Prime for leases entered into by Mid Cal Express, Inc. and Country Wide Truck Service. The amounts involved are approximately $227,873 and $38,000, respectively. Attorneys for the Company expect that the resolution of these issues will be favorable to the Company.

         In September 2000, the Company reached a settlement in two lawsuits with former officers and directors seeking payment of $32,000 due for advances made on behalf of the Company. The Company had filed a cross-complaint claiming the advances were capital contributions and was seeking to recover 4,500,000 shares of its common stock held by the plaintiff, and to be reimbursed for legal fees arising from this action. The settlement with the former officers and directors provides for the Company to receive 5,500,000 common shares back from the two former officers for cancellation. In addition, the Company disaggregated three of its eight LMDS licenses and assigned one-half of three licenses, with a total net book value of $125,857 (net of accumulated amortization), to an entity to be designated by the former officers. Due to the related party nature of the transaction, the Company recorded the settlement based on its historical cost because recording the transaction at the fair market value of the shares would have resulted in a material gain between related parties.

         The Company is a defendant in a lawsuit brought by a creditor of Mid-Cal Express Inc., a wholly-owned subsidiary of the Company, seeking payment of approximately $100,000, including legal costs, owed to the creditor by Mid-Cal. In the opinion of counsel representing the Company in this matter, the Company is not liable for any of the causes of action set forth in the complaint.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



14.      SEGMENT REPORTING:
         ------------------

         The Company has identified its segments based upon its geographic operations. These segments are represented by each of the Company's individual legal entities: Prime Companies, Inc.(Prime), Prepaid Tel.com Inc.(Prepaid), Nacc-Tel Corp.(Nacc-Tel), and LMDS Communications, Inc.(LMDS). Segment operations are measured consistent with accounting policies used in these consolidated financial statements. Segment information is as follows:

                                                          December 31, 1999

                                  Prime        Prepaid       Nacc-Tel         LMDS        Mid-cal     Elimination        Totals
                              ------------   ------------  ------------   ------------  ------------  ------------   ------------

  Revenues                    $     -        $        537  $    441,126   $     -       $     -       $     -        $    441,663
                              ============   ============  ============   ============  ============  ============   ============

  Intersegment
     Revenues                 $     -        $     -       $     -        $     -       $     -       $     -        $     -
                              ============   ============  ============   ============  ============  ============   ============

  Interest Income             $     -        $     -       $     -        $     -       $     -       $     -        $     -
                              ============   ============  ============   ============  ============  ============   ============

  Interest Expense            $    162,257   $     -       $     36,832   $     -       $     -       $     -        $    199,089
                              ============   ============  ============   ============  ============  ============   ============

  Depreciation
     /Amortization            $     30,774   $     -       $     18,732   $     -       $     -       $     -        $     49,506
                              ============   ============  ============   ============  ============  ============   ============

  Income Tax Expense          $      5,300   $     -       $     -        $     -       $     -       $     -        $      5,300
                              ============   ============  ============   ============  ============  ============   ============

  Net Income (Loss)           $   (737,461)  $     (2,526) $   (213,957)  $     -       $     -       $     -        $   (953,944)
                              ============   ============  ============   ============  ============  ============   ============

  Segment Assets              $  5,266,138   $     (2,526) $    (49,796)  $     -       $    210,354  $(3,762,741)   $  1,661,429
                              ============   ============  ============   ============  ============  ===========    ============

  Expenditures for Segment
     Assets                   $    652,458   $     -       $     14,744   $     -       $     -       $     -        $    667,202
                              ============   ============  ============   ============  ============  ============   ============


                                               PRIME COMPANIES, INC. AND SUBSIDIARIES

                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                          December 31, 2000



                                Prime          Prepaid      Nacc-Tel        LMDS         Mid-cal      Elimination        Totals
                            ------------    ------------  ------------  ------------  ------------   -------------   ------------

 Revenues                   $     -         $     15,219  $    476,416  $        400  $     -         $     -        $    492,035
                            ============    ============  ============  ============  ============    ============   ============

 Intersegment
    Revenues                $     -         $     -       $     -       $     -       $     -         $     -        $     -
                            ============    ============  ============  ============  ============    ============   ============

 Interest Income            $     38,679    $      3,605  $      2,348  $         16  $         14    $     -        $     44,662
                            ============    ============  ============  ============  ============    ============   ============

 Interest Expense           $     73,091    $     -       $      6,406  $     -       $ -   -         $     -        $     79,497
                            ============    ============  ============  ============  ============    ============   ============

 Depreciation
    /Amortization           $     85,032    $     -       $     31,703  $     -       $     -         $     -        $    116,735
                            ============    ============  ============  ============  ============    ============   ============

 Income Tax Expense         $      6,880    $     -       $     -       $     -       $     -         $     -        $      6,880
                            ============    ============  ============  ============  ============    ============   ============

 Net Income (Loss)          $ (3,282,929)   $ (58,095)    $    (30,089) $ (156,872)   $(1,239,708)    $     -        $(4,767,693)
                            ============    ============  ============  ===========   ===========     ============   ===========

  Segment Assets            $ 6,276,840     $  71,100     $    288,374  $     7,444   $    77,199      (5,078,672)   $ 1,642,285
                            ===========     ==========    ============  ============  ============    ============   ===========

 Expenditures for Segment
    Assets                  $    182,629    $     -       $     25,813  $     -       $     -         $     -        $    208,442
                            ============    ============  ============  ============  ============    ============   ============

                                                                F-21

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.     SUBSEQUENT EVENTS:
         -----------------

          In February 2001, the Company signed an agreement for a 36-month equipment lease at $1,369 per month. Also, in March 2001, the Company entered into another lease agreement for a 60 month equipment lease with monthly lease payments of $1,103 which is to be used in the development of the fixed broadband wireless business.

          In February 2001, the Company signed an agreement with Griffin Capital to obtain additional financing. The agreement calls for a commission to be paid on the closing date of any financing transaction equal to the sum of 10% of the amount of aggregate consideration. The agreement also calls for the Company to grant warrants to purchase 100,000 common shares at an exercise price equal to $1.00 per share per $10.00 of total consideration in the financing transaction. The warrants vest on the effective date of a financing transaction arranged by the financial advisor. The warrants expire on the earlier of: (1) two years after the date of termination or expiration of the letter agreement unless a financing transaction has occurred, (2) 180 calendar days after a change of control, (3) the third anniversary of the date that the Company commences trading on a public stock exchange.

         In February 2001, the Company submitted an application to the United States Department of Agriculture Rural Utilities Service for a $1.5 million broadband loan. The loan application is currently under review by the USDA.

         In March 2001, the Company signed a non-exclusive Letter of Agreement to obtain financing of approximately $1 million with Goodbody. Upon the closing of the agreement, the Company is to pay a 9% fee of the total financing arranged, of which 5% is in cash and 4% is in restricted shares of common stock with piggyback registration rights. For each $500,000 of financing arranged by the financing company, the Company will grant a five year warrant to purchase 50,000 common shares at an exercise price of 1.15 times the lowest close price (for the 3 days preceding and following the grant of the warrants). The number of warrants granted will be prorated for uneven amounts.

         On March 13, 2001, the Company opened a Private Placement Offering with a minimum of 20 units up to a maximum of 1,000 units with each unit consisting of 5,000 shares of Series A Convertible Callable, Preferred, Non-Voting Stock at a purchase price of $5,000 per unit. The Company will pay 20% per unit purchased as a commission for a maximum net proceeds to the Company of $3,980,000. The units are convertible one year from the purchase date into common shares at a 25% discount of the closing market price on the date converted. The Company may call the conversion of the shares thirteen months after the initial purchase date by the investor. The Private Placement Offering is scheduled to close the earlier of the sale of all 1,000 units or on March 31, 2002, but may be terminated earlier or extended an additional thirty days by the Company. If the minimum sale of 20 units is not sold on or before sixty days after the date of the offering, the offering will terminate on that date. The proceeds from the offering will be used for corporate capital requirements and other corporate purposes.

         On March 15, 2001, the Company amended the investment agreement with Swartz to include an additional grant of 152,100 warrants to purchase common stock, at an initial exercise price of $0.1875. The additional warrants vest immediately, but are not exercisable if on the date of exercise, Swartz's equity interest would equal or exceed 4.99% of the number of common shares outstanding.

         On March 29, 2001 Mid-Cal filed for protection and liquidation under Chapter 7 of the United States Bankruptcy Act.

         In March 2001, the Company's attorneys reached an agreement with the plaintiffs to dismiss the lawsuit brought by a creditor of Mid-Cal Express Inc with no consideration to be paid by the Company.