Form 10QSB
period 2001-03-31
PRIME COMPANIES INC
filed 2001-05-14
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB
                             (Filed on May 14, 2001)

     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

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

As of March 31, 2001,  26,717,296 shares of Common Stock, $.0001 par value, were outstanding.

                                      INDEX
                                      -----
                                                                            Page
                                                                          Number
                                                                          ------

PART  I.    FINANCIAL  INFORMATION

     Item  1.    Financial  Statements:
          Condensed  Consolidated  Balance  Sheet
          as  of  March  31,  2001                                           3

          Condensed  Consolidated  Statements  of  Operations  for  the
          Three  Months  ended  March  31,  2001  and  2000                  4

          Condensed  Consolidated  Statements  of  Cash  Flows  for  the
          Three  Months  ended  March  31,  2001  and  2000                  5

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

PART  I. FINANCIAL  INFORMATION

Item  1. Financial  Statements
         ---------------------


Prime Companies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

                                                                              31-Mar-01
                                                                             (unaudited)
ASSETS
Current Assets

          Cash and cash equivalents                                        $        10,824

          Accounts receivable, net                                                  70,781

          Inventory                                                                 28,381

          Prepaid expenses and other current assets                                  5,609
                                                                           ---------------
                    Total Current Assets                                           115,595


Property and Equipment, net of Accumulated Depreciation of $116,626                580,726

Other long term assets, deposits                                                    15,895

Licenses, net of Accumulated Amortization of $82,536                               389,099

Intangibles                                                                          2,000
                                                                           ---------------

TOTAL ASSETS                                                               $     1,103,315
                                                                           ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

          Accounts Payable                                                         303,518

          Current portion of capital lease obligations                               9,070

          Deferred revenues                                                         11,747

          Accrued payroll and other current liabilities                            122,338
                                                                           ---------------
                     Total Current Liabilities                                     446,672

Stockholders' Equity

          Preferred Stock $.0001 par value, 50,000,000 shares authorized none issued and outstanding

          Common Stock, $.0001 par value, 100,000,000 authorized
                        26,717,296 issued and outstanding                            2,672

          Additional paid-in capital                                             7,159,905

          Deferred offering costs                                                 (882,911)

          Accumulated Deficit                                                  (5,623,022)
                                                                           ---------------
                      Total Stockholders' Equity                                   656,644
                                                                           ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $     1,103,315
                                                                           ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           -3-


Prime Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations



                                                          Three months    Three months
                                                          ------------    ------------
                                                           31-Mar-01       31-Mar-00
                                                           ---------       ---------
                                                          (unaudited)     (unaudited)
Sales revenues                                          $     95,480    $    112,749

Cost of sales                                                 82,179          40,679
                                                        ----------------------------

Gross profit                                                  13,301          72,070

Selling, general & administrative expenses                   554,542         583,874

Other income                                                   8,101            --
                                                        ----------------------------

Income (loss) from operations                               (533,139)       (511,804)

Interest income                                                2,263            --

Interest expense                                                (708)         28,522
                                                        ----------------------------

Income (loss) before taxes and extraordinary item           (531,585)       (540,326)

Income taxes                                                    --             6,600
                                                        ----------------------------

Loss before extraordinary item                              (531,585)       (546,926)

Extraordinary gain on liquidation of subsidiary              699,340            --

Extraordinary loss on extinguishment of debt                    --         1,852,595
                                                        ----------------------------

Net gain (loss)                                              167,755      (2,399,521)
                                                        ----------------------------

Other comprehensive loss:

     Unrealized loss on available-for-sale securities           --          (400,000)
                                                        ----------------------------

Comprehensive gain (loss)                               $    167,755      (2,799,521)
                                                        ============================

Basic & diluted per share information:

     Loss before extraordinary item                            (0.02)          (0.02)

     Extraordinary gain on liquidation of subsidiary            0.03            --

     Extraordinary loss on extinguishment of debt               --             (0.08)

     Net gain (loss)                                    $       0.01    $      (0.10)
                                                        ============================

Weighted Average Shares                                   26,717,296      23,764,847
                                                        ============================



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                          -4-

Prime Companies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                                                   Three months ended  Three months ended
                                                                   ------------------- ------------------
                                                                        31-Mar-01          31-Mar-00
                                                                        ---------          ---------
                                                                        (unaudited)       (unaudited)
Cash Flows from Operating Activities

         Net income (loss)                                             $   167,755     $  (2,399,521)

         Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities

                Depreciation and Amortization                               39,376            22,799

                Extraordinary loss on extinguishment of debt                  --           1,852,595

                Extraordinary gain on liquidation of subsidiary           (699,340)            --

                Compensation recognized on issuance of stock
                 and options                                                  --             267,216

         Changes in operating assets and liabilities:

                Restricted cash                                            400,000             --

                Accounts receivable                                        (42,918)            --

                Inventory                                                   10,144             --

                Prepaid other current assets                                 2,544             --

                Other long term assets, deposits                             1,853             --

                Accounts payable                                           (55,361)            --

                Deferred revenues                                           (2,043)            --

                Accrued payroll and other current liabilities               50,020             --

                         Current assets                                       --             (53,791)

                         Current liabilities                                  --              38,413
                                                                       ------------------------------
                              Net Cash provided by (used in)
                                  operating activities                    (127,971)         (272,289)
                                                                       ------------------------------


Cash Flows from Investing Activities

         Purchases of Property and Equipment
                                                                          (125,298)             (287)
                                                                       ------------------------------
                              Net Cash used in investing
                                  activities                              (125,298)             (287)
                                                                       ------------------------------


Cash Flows from Financing Activities

         Proceeds from sale of stock                                          --           2,323,890

         Payments on notes payable                                            --            (255,000)
                                                                       ------------------------------
                              Net Cash provided by (used in)
                                  financing activities                        --           2,068,890
                                                                       ------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (253,269)        1,796,314

CASH AND CASH EQUIVALENTS, beginning of period                         $   264,093    $      237,403
                                                                       -----------------------------

CASH AND CASH EQUIVALENTS, end of period                               $    10,824         2,033,717
                                                                      =============================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING ACTIVITIES


         Conversion of Note Payable and Accrued Interest to
             Common Stock                                                     --      $    1,559,687
                                                                       =============================


                                          -5-

                     Prime Companies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements



1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
       ----------------------------------------------

The condensed consolidated balance sheet as of March 31, 2001, the related condensed consolidated statements of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Prime Companies, Inc. and subsidiaries as of March 31, 2001, the results of their operations and their cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

2.       Extraordinary Gain.
         ------------------

During the three months ended March 31, 2001 the company recorded a net gain of approximately $699,000 from the liquidation of its Mid Cal Express subsidiary. In March 2001, Mid Cal filed a petition for liquidation under Chapter 7 of the Bankruptcy Code, and assets with a net book value of approximately $77,000 were conveyed in exchange for obligations with a recorded amount of $776,000. The gain was recognized, in accordance with Statement of Financial Accounting Standards No. 76, when the subsidiary was relieved of the obligations upon filing of the bankruptcy petition.


3.     Subsequent Events
       -----------------

In April, 2001 each of the Company's five directors exercised 20,000 of their stock options and purchased a total of 100,000 shares of common stock at the price of $0.21875 per share for the total cost of $21,875.

In April, 2001 the Company's counsel, Irving Pfeffer of Pfeffer & William PC, provided the Company with short term financing in the amount of $20,000 for 30 days at the interest rate of 10% per annum.

In February 2001 the Company was invited to submit a competitive proposal to Foundation of the Virginia Tech University for the use of and development of 4 `A' block LMDS licenses in Virginia and Tennessee. The Company's management has been invited to meet with the staff of VTU to personally present the proposal and respond to questions the VTU staff have. On May 1, 2001 this meeting was held and the Company is awaiting the final decision by VTU Foundation.

On April 21, 2001 the Company's December 29, 2000 agreement with New Wave Networks LLC expired. The Company, New Wave, and a New Wave creditor are having continuing discussions toward the goal of negotiating an agreement to effect the acquisition of New Wave by the Company on terms acceptable to the three parties. There is no assurance that an agreement acceptable to the Company will be negotiated.

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

The Company cautions readers that the following important factors, among others, could affect the Company's consolidated results:

1. Whether acquired businesses perform at pro forma levels used by management in the valuation process and whether, and the rate at which, management is able to increase the profitability of acquired businesses.

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



Results  of  Operations
-----------------------

During the three month period ended March 31, 2001, sales revenue decreased to $95,480 from $112,749 for the corresponding period of the prior year. The decrease in revenue is attributed to a $37,319 decrease in the sales of business telephone systems, offset by a $6,154 increase in revenues of prepaid residential telephone service, and an increase of $13,896 of revenues from our LMDS service.


The gross margin as a percent of revenues decreased to 14% for the three month period ended March 31, 2001 from 64% in the corresponding period of the prior year. The erosion of the gross margin is due an increase of $39,761 in newly created overhead to serve our LMDS customers, $1,043 increased cost of sales related to our prepaid residential telephone service, and $695 increased cost of sales for our interconnect telephone business.


Prime's selling, general and administrative expenses for the three month period ended March 31, 2001 decreased to $554,542 from $583,874 for the corresponding period of the prior year. This decrease is due primarily to a decrease of compensation expense related to accounting for the variable aspects of the year 2000 employee stock option program.


Interest expense for the three month period ended March 31, 2001 decreased to $708 from $28,522 for the corresponding period of the prior year. The decrease is attributed to the fact that most of our liabilities were settled during the first quarter of 2000.

Interest income for the three month period ended March 31, 2001 increased to $2,263 from $-0- for the corresponding period of the prior year. The increase is attributed to interest earned on funds in savings accounts in 2001; during the corresponding period in 2000 no funds were on deposit in savings accounts.



A gain on the liquidation of our Mid-Cal Express, Inc. subsidiary in the amount of $699,340 was recorded during the period ended March 31, 2001. On March 29, 2001 Mid-Cal Express filed a Chapter 7 bankruptcy petition to liquidate the company. At that date the liabilities of Mid-Cal Express on our consolidated books exceeded its assets by $699,340. A loss on investment was recorded during the period ended March 31, 2000 in the amount of $400,000. This reflected what at the time was believed to be a temporary decline in the value of U.S. Trucking shares. Our U.S. Trucking shares were valued at approximately $6,000 on March 29, 2001, when the bankruptcy petition was filed.


An extraordinary non-cash loss on the extinguishment of debt was recorded during the three month period ended March 31, 2000 in the amount of $1,852,595. This is related to the conversion by creditors holding $1,240,216 (balance due as of February 28, 2000) of notes payable, plus accrued interest of $66,971, into 2,904,860 restricted common shares of the Company. The market price of the common stock at the time of conversion was $.75, and the exchange ratio of debt to common stock was $.45 per share. In March 2000 another creditor converted $143,720 of short-term debt, plus accrued interest of $107,884, into 561,111 restricted common shares of the Company. The market price of the common stock at the time of conversion was $2.625 and the exchange ratio of debt to common stock was $.45 per share. No similar loss was recorded in the three month period ending March 31, 2001.


During the three month period ended March 31, 2001, NACC-Tel sales revenue decreased to $72,278 from $109,597 for the corresponding period of the prior year. The decrease in revenue is attributed prospective customers' concerns regarding the slowdown in the economy, causing a delay in their commitments for capital expenditures to upgrade their telephone systems. Continuing into the future, increased marketing efforts and a greater geographical presence may tend to offset the negative effect caused by the current concern about the general economy. The larger geographical presence is directly related to the deployment of LMDS services in the aforementioned LMDS markets.

The NACC-Tel gross margin as a percent of revenues decreased to 46% for the three month period ended March 31, 2001 from 65% in the corresponding period of the prior period. The decline in the gross margin is due to higher material charges from our vendors, as we are currently unable to take advantage of additional volume discounts offered by our telephone vendors, due to a lower level of purchases, and the intentional use of our inventory to deliver telephone systems to our customers.


NACC-Tel's selling, general and administrative expenses for the three month period ended March 31, 2001 increased to $87,243 from $33,581 for the corresponding period of the prior year. The increase is attributed to $39,000 allocated to general and administrative expenses and $15,000 allocated to selling expenses for our Nacc-Tel operation from the Prime corporate payroll.


During the three month period ended March 31, 2001, sales revenue for Prepaid Tel.com increased to $9,307 from $3,269 for the corresponding period of the prior year. The increase in revenue is attributed to the addition to our staff in mid February 2001 of a business development manager who has been very successful in recruiting new distributors to retail our service. Most of the increase in revenues came from new customers who purchased our service in March 2001. We anticipate substantial growth in this sector to continue through 2001.


Prepaid's gross margin as a percent of revenues increased to 66% for the three month period ended March 31, 2001 from 32% in the corresponding period of the prior year. The increase is due to our ability as of November 2000 to restrict our customers from making certain types of calls that we were previously not permitted to block; these calls were not included in the prepaid service that our customers purchase, and we were unable to collect the cost of those calls from most of our customers.


Prepaid's selling, general and administrative expenses for the three month period ended March 31, 2001 increased to $14,561 from $4,287 for the corresponding period of the prior year. The increase is attributed to $11,205 of the Prime corporate payroll being allocated to Prepaid's general and administrative expenses.

During the three month period ended March 31, 2001, sales revenue from LMDS Communications' increased to $13,896 from $0 for the corresponding period of the prior year. The increase in revenue is attributed to the startup of the business. Our LMDS systems did not become operational until August 2000.


LMDS' gross margin as a percent of revenues for the three month period ended March 31, 2001 was negative due the fact that our LMDS systems have only recently been commercially launched. Certain infrastructure overhead costs are required to be in place prior to our ability to generate our first dollar of revenue from each system. Our first system became commercially operational in August 2000. Our second system became operational in late December 2000 and our third system became operational in late March 2001.


LMDS' selling, general and administrative expenses for the three month period ended March 31, 2001 increased to $60,032 from $0 for the corresponding period of the prior year. There were no operations in the comparable period in 2000 from this segment of our operations. The increase is attributed to startup marketing, administrative, and technical engineering expenses for this segment of our business, and the intercompany allocation of certain corporate administrative functions that are performed by Prime.



Income taxes for the three month period ended March 31, 2001 decreased to $0 from $6,600 for the corresponding period of the prior year. The year 2000 amount was primarily state franchise taxes for Prime and its various subsidiaries.



Liquidity  and  Capital  Resources
----------------------------------

At March 31, 2001, the Company had cash of $10,824 and a working capital deficit of $331,077. The decrease in cash during the three months ended March 31, 2001 was due primarily to the payment of accounts payable invoices for LMDS capital equipment, and the payment of the corporate payroll and overhead related to our LMDS systems. Management is actively negotiating with funding sources to secure additional operating bridge capital.


Management intends to file a new registration statement with the Securities and Exchange Commission in May 2001 to register shares that it may sell to Swartz Private Equity LLC under our amended March 15, 2001 agreement with them. When the SEC declares the registration statement effective, we will be able to obtain funding up to $30 million over the 36 months after the effective date of the registration statement. Additionally, we are in the final stages of our application for funding from the Rural Utilities Service agency of the US Department of Agriculture under their program for Broadband Telecommunications Services in Rural America. We initially applied for $1.5 million in February 2001, but in mid April 2001 after discussions with staff at the RUS, we increased our loan request to $5.2 million.

Cash used in operations was $127,971 for the three months ended March 31, 2001 compared to cash used in operations of $272,289 for the corresponding period of the prior year. The cash used in operations was primarily attributed to the overhead costs associated with the development and launching of our LMDS systems.

Cash used in investing activities for the three months ended March 31, 2001 was $125,298 compared to cash used in investing activities of $287 for the corresponding period of the prior year. The cash invested during both periods was for the purchase of capital equipment.

There were no financing activities for the three months ended March 31, 2001 compared to cash provided by financing activities of $2,068,890 for the three months ended March 31, 2000. The cash provided resulted from the completion of the Company's Private Placement Offering of common stock during the first quarter of 2000, offset by payments on notes payable.


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

In February and March 2001 we entered into agreements with investment advisors for the placement of between $600,000 and $1 million of senior subordinated debt with a term of one year. As of May 11, 2001 we have not received offers of financing that are acceptable to us.

In March 2001 we entered into an agreement with an investment banking firm to raise up to $4 million net of brokerage commissions through the private placement of our Series `A' Convertible Callable Preferred Non-Voting Shares. The shares are convertible after one year from the purchase date by the investor(s) into our common shares at a 25% discount off the closing price on the date of conversion. The shares are callable by us beginning 13 months from the date of purchase by the investor(s). As of May 11, 2001 the investment banking firm has not placed any of the shares.


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


On March 29, 2001 our wholly owned Mid-Cal Express, Inc. subsidiary filed a Chapter VII bankruptcy petition to liquidate the company. This is the company that previously was in the trucking business, and whose operating assets were sold at the end of 1998. This event created a non-recurring gain in the amount of $699,340 for Prime's consolidated statements of operations for the three months ending March 31, 2001. $776,539 of Mid-Cal liabilities and $77,199 of Mid-Cal assets have been eliminated from our consolidated balance sheet, and our working capital and stockholders' equity has been increased by $699,340.

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

                          PART II.   OTHER INFORMATION

Item  1.    Legal  Proceedings
            ------------------

     See the Company's annual report on Form 10KSB for the year ended December 31, 2000.


Item  2.    Changes  in  Securities  and  Use  of  Proceeds
            -----------------------------------------------

     None


Item  3.    Defaults  Upon  Senior  Securities
            ----------------------------------

      None

Item  4.    Submission  of  Matters  to  Vote  of  Security  Holders
            --------------------------------------------------------

      None


Item  5.    Other  Information
            ------------------

      None

Item  6.    Exhibits  and  Reports  on  Form  8-K
            -------------------------------------

       Change of Auditor
       -----------------

On April 12, 2001 the Company's Audit Committee met and unanimously voted to recommend to the Board of Directors that the Company appoint Stonefield Josephson, Inc. as the Company's auditor, replacing Hein + Associates LLP. On April 16, 2001 the Board of Directors met and voted unanimously to appoint Stonefield Josephson, Inc. to be the Company's auditor for the year 2001. The Board resolved to not renew the appointment of Hein + Associates LLP. The Board also resolved to recommend to the shareholders that Stonefield Josephson, Inc. be appointed by the shareholders at the next annual shareholders' meeting.

         Form 8-K was filed April 24, 2001 announcing the appointment of Stonefield Josephson, Inc. as the Company's auditor replacing Hein + Associates LLP. An amended Form 8-K was filed on May 3, 2001. Another amended Form 8-K was filed on May 10, 2001.

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

                                                     PRIME  COMPANIES,  INC.
                                                     -----------------------
                                                     (Registrant)



Date:     May 14,  2001                            By:  /S/Norbert  J.  Lima
                                                        --------------------
                                                           Norbert  J.  Lima
                                                   Chief  Executive  Officer



Date:     May  14, 2001                            By:   /S/Stephen  Goodman
                                                         -------------------
                                                            Stephen  Goodman
                                                   Chief  Financial  Officer