Form 10QSB
period 2001-06-30
PRIME COMPANIES INC
filed 2001-08-20
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB
                           (Filed on August 20, 2001)


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 --------------

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

As of June 30, 2001, 28,693,683 shares of Common Stock, $.0001 par value, were outstanding.

                                      INDEX
                                      -----
                                                                            Page
                                                                          Number
                                                                          ------

PART  I.    FINANCIAL  INFORMATION

     Item 1.    Financial  Statements:
          Condensed  Consolidated  Balance  Sheet
          as  of  June  30,  2001                                            3

          Condensed  Consolidated  Statements  of  Operations  for  the
          Three and Six Months  ended  June 30,  2001  and  2000             4

          Condensed  Consolidated  Statements  of  Cash  Flows  for  the
          Six  Months  ended  June  30,  2001  and  2000                     5

          Notes  to  Condensed  Consolidated  Financial  Statements          6

     Item  2.    Management's  Discussion  and  Analysis
          of  Financial  Condition  and  Results  of  Operations             7


PART  II.    OTHER  INFORMATION

     Item  1.    Legal Proceedings                                          12

     Item  2.    Changes in Securities and use of proceeds                  12

     Item  3.    Defaults upon Senior Securities                            12

     Item  4.    Submission of Matters to Vote of Security Holders          12

     Item  5.    Other Information                                          12

     Item  6.    Exhibits and Reports on Form 8-K                           12

          Signatures                                                        13

PART  I. FINANCIAL  INFORMATION

Item  1. Financial  Statements
         ---------------------


Condensed Consolidated Balance Sheet
Prime Companies, Inc. and Subsidiaries

ASSETS                                                                             30-Jun-01
                                                                                  (unaudited)
Current Assets
          Cash and cash equivalents                                              $     9,347
          Accounts receivable, net                                                    31,471
          Inventory                                                                   27,363
          Prepaid expenses and other current assets                                   94,950
                                                                                 -----------
                    Total Current Assets                                             163,131

Property and Equipment, net of Accumulated Depreciation of $149,848                  686,661
Licenses, net of Accumulated Amortization of $94,327                                 377,308
Intangibles                                                                            2,000
                                                                                 -----------

TOTAL ASSETS                                                                     $ 1,229,099
                                                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
          Accounts Payable                                                           654,184
          Current portion of capital lease obligations                                 9,070
          Deferred revenues                                                           11,747
          Accrued payroll and other current liabilities                              100,728
                                                                                 -----------
                     Total Current Liabilities                                       775,729

Stockholders' Equity
          Preferred Stock $.0001 par value, 50,000,000 shares authorized none issued and outstanding
          Common Stock, $.0001 par value, 100,000,000 authorized
                      28,693,683 issued and outstanding                                2,869
          Additional paid-in capital                                               7,320,402
          Deferred offering costs                                                   (882,911)
          Accumulated Deficit                                                     (5,986,990)
                                                                                 -----------
                      Total Stockholders' Equity                                     453,370
                                                                                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 1,229,099
                                                                                 ===========

The accompanying notes are an integral part of these condensed consolidated financial statements



Condensed Consolidated Statements of Operations
Prime Companies, Inc. and Subsidiaries
                                                                     Three months    Three months      Six months    Six months
                                                                     ------------    ------------    ------------    ------------
                                                                        ended           ended           ended           ended
                                                                      30-Jun-01       30-Jun-00       30-Jun-01       30-Jun-00
                                                                     ------------    ------------    ------------    ------------
                                                                     (unaudited)     (unaudited)     (unaudited)    (unaudited)
                                                                     ------------    ------------    ------------    ------------
Sales revenues                                                      $    117,971    $    130,551    $    213,451    $    243,301

Cost of sales                                                             77,437          36,179         159,616          76,859
                                                                     ------------    ------------    ------------    ------------

Gross profit                                                              40,534          94,372          53,835         166,442

Selling, general & administrative expenses                               413,165         363,933         967,707         957,825

Other income                                                               9,611                          17,712
                                                                     ------------    ------------    ------------    ------------

(Loss) from operations                                                  (363,020)       (269,561)       (896,160)       (791,383)

Interest income                                                              316                           2,579

Interest expense                                                          (1,263)         (2,721)         (1,971)        (31,244)
                                                                     ------------    ------------    ------------    ------------

(Loss) before taxes and extraordinary item                              (363,967)       (272,282)       (895,552)       (822,627)

Income taxes                                                                --                                --          (6,600)
                                                                     ------------    ------------    ------------    ------------

Loss before extraordinary item                                          (363,967)       (272,282)       (895,552)       (829,227)
Extraordinary gain on liquidation of subsidiary                             --                           699,340
Extraordinary loss on extinguishment of debt                                                                          (1,852,595)
                                                                     ------------    ------------    ------------    ------------

Net (loss)                                                              (363,967)       (272,282)       (196,212)     (2,681,822)
                                                                     ------------    ------------    ------------    ------------

Other comprehensive loss:
     Unrealized loss on available-for-sale securities                                   (100,200)                       (500,200)
                                                                     ------------    ------------    ------------    ------------

Comprehensive (loss)                                                $   (363,967)   $   (372,482)   $   (196,212)   $ (3,182,022)
                                                                     ============    ============    ============    ============

Basic & diluted per share information:

     Loss before extraordinary item                                        (0.01)          (0.01)          (0.03)          (0.03)

     Extraordinary gain on liquidation of subsidiary                        --                             (0.03)
     Extraordinary loss on extinguishment of debt                                           0.00                           (0.07)

     Net (loss)                                                     $      (0.01)   $      (0.01)          (0.01)    $     (0.10)
                                                                     ============    ============    ============    ============

Weighted Average Shares, basic and diluted                            27,564,671      31,617,540      27,140,983      27,957,156
                                                                     ============    ============    ============    ============



The accompanying notes are an integral part of these condensed consolidated financial statements





Condensed Consolidated Statements of Cash Flows
Prime Companies, Inc. and Subsidiaries

                                                                                     Six months ended  Six months ended
                                                                                        30-Jun-01         30-Jun-00
                                                                                       (unaudited)       (unaudited)
                                                                                    -----------------   --------------
Cash Flows from Operating Activities
         Net (loss)                                                                 $    (196,212)      $(2,681,822)
         Adjustments to reconcile net income (loss) to net cash
            provided by (used in) operating activities
                Depreciation and Amortization                                              84,369            46,399
                Extraordinary loss on extinguishment of debt                                 --           1,852,595
                Extraordinary gain on liquidation of subsidiary                          (699,340)
                Compensation recognized on issuance of stock and options                                    231,303
            Changes in operating assets and liabilities:
                Restricted cash                                                           400,000
                Accounts receivable                                                        (3,608)
                Inventory                                                                  11,162
                Prepaids and deposits                                                     (69,049)
                Accounts payable                                                          295,305
                Deferred revenues                                                          (2,041)
                Accrued payroll and other current liabilities                              28,410
                         Current assets                                                                     (12,459)
                         Current liabilities                                                                (63,473)
                                                                                    -----------------   --------------
                              Net Cash provided by (used in) operating activities        (151,003)         (627,457)
                                                                                    -----------------   --------------

Cash Flows from Investing Activities
          Purchases of Property and Equipment                                            (264,435)          (50,795)
                                                                                    -----------------   --------------
                              Net Cash used in investing activities                      (264,435)          (50,795)
                                                                                    -----------------   --------------

Cash Flows from Financing Activities
         Proceeds from sale of stock                                                      160,692         2,409,390
         Payments on notes payable                                                                         (433,000)
                                                                                    -----------------   --------------
                              Net Cash provided by financing activities                   160,692         1,976,390
                                                                                    -----------------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (254,746)        1,298,138

CASH AND CASH EQUIVALENTS, beginning of period                                      $     264,093       $   237,403
                                                                                    -----------------   --------------

CASH AND CASH EQUIVALENTS, end of period                                            $       9,347       $ 1,535,541
                                                                                    =================   ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING ACTIVITIES
                                                                                    -----------------   --------------
Conversion of Note Payable and Accrued Interest to Common Stock                                         $ 1,559,688
                                                                                    =================   ==============

                                                                                    -----------------   --------------
Issuance of common stock for other asset                                                                $     2,000
                                                                                    =================   ==============



                     Prime Companies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
       ----------------------------------------------

The condensed consolidated balance sheet as of June 30, 2001, the related condensed consolidated statements of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Prime Companies, Inc. and subsidiaries as of June 30, 2001, the results of their operations for the three and six months ended June 30, 2001 and 2000, and their cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

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

2.     Extraordinary Gain
       ------------------

During the six months ended June 30, 2001 the company recorded a net gain of $699,340 from the liquidation of its Mid-Cal Express, Inc. subsidiary. In March 2001, Mid-Cal Express, Inc. filed a petition for liquidation under Chapter 7 of the Bankruptcy Code, and assets with a net book value of $77,199 were conveyed in exchange for obligations with a recorded amount of $776,539. The gain was recognized, in accordance with Statement of Financial Accounting Standards No. 76, when the subsidiary was relieved of the obligations upon filing of the bankruptcy petition.


3.     Subsequent Events
       -----------------

In July 2001 Zenith Technology, Inc. received its initial order for 1+ long distance services.

On July 26, 2001 Zenith Technology, Inc. declared a 2,869.3683 for one stock split, resulting in 28,693,683 issued and outstanding shares of Zenith outstanding, all of which are owned by Prime. Then, also in July 2001, Prime declared a spin-off dividend to its shareholders of one Zenith share for each ten Prime shares owned, with no fractional interests being issued. The record date for the dividend is July 31, 2001. The Zenith stock certificates will be sent to the Prime shareholders before September 2001. On July 31, 2001 there were 282 separate shareholders who own Prime shares in certificate form, plus approximately 1,000 additional shareholders who have chosen to maintain their shares in "street name"; these shareholders will have their shares maintained by their stock broker in the same manner as their shares of Prime are maintained. Zenith has selected an independent transfer agent to maintain its shareholder records, and plans to voluntarily file SEC Form 10SB with the Securities and Exchange Commission in order to become a "fully reporting company". After the shares are distributed, Prime will own 25,824,317 shares of Zenith and the approximate 1,280 shareholders of Prime will own 2,869,366 shares of Zenith.

In July 2001 we entered into a letter of intent with Virginia Tech Foundation, Inc. to negotiate a contract, to include terms consistent with the letter of intent, for the development of Broadband Telecommunications Services in the Roanoke, Virginia area (excluding Montgomery County) where VTF owns an LMDS "A" block license. The agreement will provide us with the exclusive right to commercially develop the spectrum owned by VTF. The agreement will also provide for the transfer to us of half of the spectrum if agreed upon milestones are achieved. The formal agreement is now being drafted, and we anticipate that it will be executed by the end of September 2001. VTF is a non-profit entity affiliated with the Virginia Polytechnic Institute and State University, and is a leading university in the United States for the research and development of wireless technologies. The university provides facilities to the Center for Wireless Telecommunications, Virginia's center for innovative technology.

In August 2001 the Company received approval for lease financing for equipment to be used to provide wireless "last mile" data connectivity to a community about 30 miles from the Company's headquarters. The 6,000 residents within this upscale gated community are currently able to access the internet only through dial-up services at a speed no higher than 56K. The Company anticipates launching this service by September 2001. This equipment lease will also enable the Company to provide these services to a number of other upscale residential areas within 10 miles of the Company's headquarters.

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

Zenith Technologies, Inc. (Zenith), a Delaware Corporation, was formed in December 1998 as a wholly owned subsidiary of Prime Companies, Inc. In June 2001 it commenced operations by executing a reseller agreement with a Competitive Local Exchange Carrier, enabling it to provide "1+" long distance telephone service throughout the United States. The Company will initially provide voice telephone services to the customers of its affiliated CLEC companies, LMDS and Prepaid. In early July 2001 Zenith received its first order for 1+ long distance service.

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



Results  of  Operations
-----------------------

During the three month period ended June 30, 2001, total sales revenue decreased to $117,971 from $130,551 for the corresponding period of the prior year. The decrease in revenue is attributed to a decline of $36,774 in the sales of business telephone systems, offset by a $13,623 increase of revenues from our LMDS service, and a $10,571 increase in revenues of our prepaid residential telephone service. During the six month period ended June 30, 2001, sales revenue decreased to $213,451 from $243,301 for the corresponding period of the prior year. The decrease in revenue is attributed to a decline of $74,093 in the sales of business telephone systems, offset by a $27,519 increase of revenues from our LMDS service, and a $16,725 increase in revenues of our prepaid residential telephone service.

The gross margin as a percent of revenues decreased to 34% for the three month period ended June 30, 2001 from 72% in the corresponding period of the prior year. The erosion of the gross margin is due primarily to an increase of $57,573 in newly created overhead to serve our LMDS customers. The gross margin as a percent of revenues decreased to 25% for the six month period ended June 30, 2001 from 68% in the corresponding period of the prior year. The erosion of the gross margin is due primarily to an increase of $97,334 in newly created overhead to serve our LMDS customers.

The Company's selling, general and administrative expenses for the three month period ended June 30, 2001 increased to $413,165 from $363,933 for the corresponding period of the prior year. This increase is due primarily to higher administrative and sales expenses related to our LMDS business. The Company's selling, general and administrative expenses for the six month period ended June 30, 2001 increased to $967,707 from $957,825 for the corresponding period of the prior year. This increase is due primarily to the higher administrative and sales expenses related to our LMDS business.

Interest expense for the three month period ended June 30, 2001 decreased to $1,263 from $2,721 for the corresponding period of the prior year. The decrease is attributed to the fact that our long term liabilities were settled during 2000. Interest expense for the six month period ended June 30, 2001 decreased to $1,971 from $31,244 for the corresponding period of the prior year. The decrease is attributed to the fact that most of our liabilities were settled during the first quarter of 2000.

Interest income for the three month period ended June 30, 2001 increased to $316 from $-0- for the corresponding period of the prior year. The increase is attributed to interest earned on funds in savings accounts in 2001; during the corresponding period in 2000 no funds were on deposit in savings accounts. Interest income for the six month period ended June 30, 2001 increased to $2,579 from $-0- for the corresponding period of the prior year. The increase is attributed to interest earned on funds in savings accounts in 2001; during the corresponding period in 2000 no funds were on deposit in savings accounts.

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

An extraordinary non-cash loss on the extinguishment of debt was recorded during the six month period ended June 30, 2000 in the amount of $1,852,595. This is related to the conversion by creditors holding $1,240,216 (balance due as of February 28, 2000) of notes payable, plus accrued interest of $66,971, into 2,904,860 restricted common shares of the Company. The market price of the common stock at the time of conversion was $.75, and the exchange ratio of debt to common stock was $.45 per share. In March 2000 another creditor converted $143,720 of short-term debt, plus accrued interest of $107,884, into 561,111 restricted common shares of the Company. The market price of the common stock at the time of conversion was $2.625 and the exchange ratio of debt to common stock was $.45 per share. No similar loss was recorded in the six month period ending June 30, 2001.


During the three month period ended June 30, 2001, NACC-Tel sales revenue decreased to $89,276 from $125,050 for the corresponding period of the prior year. During the six month period ended June 30, 2001, NACC-Tel sales revenue decreased to $161,554 from $235,647 for the corresponding period of the prior year. The decrease in revenue is attributed prospective customers' concerns regarding the slowdown in the economy, causing a delay in their commitments for capital expenditures to upgrade their telephone systems. Continuing into the future, increased marketing efforts and a greater geographical presence may tend to offset the negative effect caused by the current concern about the general economy. The larger geographical presence is directly related to our deployment of LMDS services in the aforementioned LMDS markets.


The NACC-Tel gross margin as a percent of revenues increased to 85% for the three month period ended June 30, 2001 from 73% in the corresponding period of the prior period. The increase in the gross margin is due to our being able to utilize inventory that we had previously acquired at very advantageous pricing. The NACC-Tel gross margin as a percent of revenues decreased to 67% for the six month period ended June 30, 2001 from 69% in the corresponding period of the prior period. The decrease in the gross margin is due to higher material charges from our vendors, as we are currently unable to take advantage of additional volume discounts offered by our telephone vendors, due to a lower level of purchases, and the intentional use of our inventory to deliver telephone systems to our customers.


NACC-Tel's selling, general and administrative expenses for the three month period ended June 30, 2001 increased to $75,943 from $31,757 for the corresponding period of the prior year. The increase is attributed to $39,000 allocated to general and administrative expenses and $15,000 allocated to selling expenses for our NACC-Tel operation from the Prime corporate payroll, offset by direct NACC-Tel administrative cost reductions of approximately $10,000. NACC-Tel's selling, general and administrative expenses for the six month period ended June 30, 2001 increased to $163,186 from $65,338 for the corresponding period of the prior year. The increase is attributed to $78,000 allocated to general and administrative expenses and $30,000 allocated to selling expenses for our NACC-Tel operation from the Prime corporate payroll, offset by direct NACC-Tel administrative cost reductions of approximately $10,000.

During the three month period ended June 30, 2001, sales revenue for Prepaid Tel.com increased to $15,072 from $4,520 for the corresponding period of the prior year. During the six month period ended June 30, 2001, sales revenue for Prepaid Tel.com increased to $24,379 from $8,807 for the corresponding period of the prior year. The increase in revenue is attributed to the addition to our staff in mid February 2001 of a business development manager who has been very successful in recruiting new distributors to retail our service. Most of the increase in revenues has come from new customers who have come online since March 2001. We anticipate substantial growth in this sector to continue through 2001.


Prepaid's gross margin as a percent of revenues increased to 59% for the three month period ended June 30, 2001 from 41% in the corresponding period of the prior year. Prepaid's gross margin as a percent of revenues increased to 62% for the six month period ended June 30, 2001 from 37% in the corresponding period of the prior year. The increase is due to our ability as of November 2000 to restrict our customers from making certain types of calls that we were previously not permitted to block; these calls were not included in the prepaid service that our customers purchase, and we were unable to collect the cost of those calls from most of our customers.


Prepaid's selling, general and administrative expenses for the three month period ended June 30, 2001 increased to $25,265 from $4,520 for the corresponding period of the prior year. The increase is attributed to $22,500 of the Prime corporate payroll being allocated to Prepaid's general and administrative expenses, offset by $1,755 of direct administrative cost reductions. Prepaid's selling, general and administrative expenses for the six month period ended June 30, 2001 increased to $39,826 from $8,807 for the corresponding period of the prior year. The increase is attributed to $35,500 of the Prime corporate payroll being allocated to Prepaid's general and administrative expenses, offset by $4,481 of direct administrative cost reductions.


During the three month period ended June 30, 2001, sales revenue from LMDS Communications increased to $13,623 from $0 for the corresponding period of the prior year. During the six month period ended June 30, 2001, sales revenue from LMDS Communications increased to $27,519 from $0 for the corresponding period of the prior year. The increase in revenue is attributed to the startup of the business. Our LMDS systems did not become operational until August 2000.

LMDS' gross margin as a percent of revenues for the three and six month periods ended June 30, 2001 was negative due the fact that our LMDS systems have only recently been commercially launched. Certain infrastructure overhead costs are required to be in place prior to our ability to generate our first dollar of revenue from each system. Our first system became commercially operational in August 2000. Our second system became operational in late December 2000 and our third system became operational in late March 2001.

LMDS' selling, general and administrative expenses for the three month period ended June 30, 2001 increased to $60,100 from $0 for the corresponding period of the prior year. LMDS' selling, general and administrative expenses for the six month period ended June 30, 2001 increased to $120,132 from $0 for the corresponding period of the prior year. There were no operations in the comparable periods in 2000 from this segment of our operations. The increases are attributed to startup marketing, administrative, and technical engineering expenses for this segment of our business, and the intercompany allocation of certain corporate administrative functions that are performed by Prime.

Income taxes for the three month period ending June 30, 2001 equaled the amount for the corresponding period of the prior year. Income taxes for the six month period ended June 30, 2001 decreased to $0 from $6,600 for the corresponding period of the prior year. The year 2000 amount was primarily state franchise taxes for Prime and its various subsidiaries.



Liquidity  and  Capital  Resources
----------------------------------

At June 30, 2001, the Company had cash of $9,347 and a working capital deficit of $612,598. The decrease in cash during the six months ended June 30, 2001 was due primarily to the payment of accounts payable invoices for LMDS capital equipment, and the payment of the corporate payroll and overhead related to our LMDS systems. Management is actively negotiating with funding sources to secure additional operating bridge capital.

Management intends to file a new registration statement with the Securities and Exchange Commission to register shares that it may sell to Swartz Private Equity LLC under our amended March 15, 2001 agreement with them. When the SEC declares the registration statement effective, we will be able to obtain funding up to $30 million over the 36 months after the effective date of the registration statement. Additionally, we are in the final stages of our application for funding from the Rural Utilities Service agency of the US Department of Agriculture under their program for Broadband Telecommunications Services in Rural America. We initially applied for $1.5 million in February 2001, but in mid April 2001 after discussions with staff at the RUS, we increased our loan request to $5.2 million.

Cash used in operations was $151,003 for the six months ended June 30, 2001 compared to cash used in operations of $627,457 for the corresponding period of the prior year. The cash used in operations was primarily attributed to the overhead costs associated with the development and launching of our LMDS systems.

Cash used in investing activities for the six months ended June 30, 2001 was $264,435 compared to cash used in investing activities of $50,795 for the corresponding period of the prior year. The cash invested during both periods was for the purchase of capital equipment.

Funds provided by financing activities for the six months ended June 30, 2001 was $160,692 compared to funds provided by financing activities of $1,976,390 for the corresponding period of the prior year. The cash provided in 2001 resulted from the exercising of stock options by the directors in April 2001, the completion of a private placement offering of common stock in May 2001, the issuance of shares for services rendered by consultants, and the private placement of common stock to officers of the company in June 2001. The funds provided in 2000 were from the completion of the Company's Private Placement Offering of common stock during the first quarter of 2000, offset by payments on notes payable.

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

In February 2001 the Company was invited to submit a competitive proposal to Foundation of the Virginia Tech University for the use of and development of their `A' block LMDS licenses in Virginia. The Company's management has met with the staff of VTU to personally present the proposal and respond to questions the VTU staff have. The Company is awaiting the final decision by VTU Foundation.

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

On March 29, 2001 our wholly owned Mid-Cal Express, Inc. subsidiary filed a Chapter VII bankruptcy petition to liquidate the company. This is the company that previously was in the trucking business, and whose operating assets were sold at the end of 1998. This event created a non-recurring gain in the amount of $699,340 for Prime's consolidated statements of operations for the six months ending June 30, 2001. $776,539 of Mid-Cal liabilities and $77,199 of Mid-Cal assets have been eliminated from our consolidated balance sheet, and our working capital and stockholders' equity has been increased by $699,340.

On April 21,  2001 the  Company's  December  29,  2000  agreement  with New Wave
Networks LLC expired. The Company, New Wave, and a New Wave creditor have postponed any further discussions toward the goal of negotiating an agreement to effect the acquisition of New Wave by the Company on terms acceptable to the three parties.
There is no assurance that an agreement acceptable to the Company will be negotiated.

In June 2001 the Company's Board of Directors approved a proposal by Financial Quest Group to conduct an Opportunity Analysis for the purpose of conducting a direct public offering of convertible preferred shares of the Company. This is a long term project with the goal of being able to raise capital through an ongoing process of a direct offering of preferred shares to investment clubs.

In June 2001 the Board of Directors of the Company's wholly owned non-operating Mid-Cal Express Logistics, Inc. ("MCEL") subsidiary approved the initial process required to facilitate a merger with another company. Prior to discontinuing operations at the end of 1998, this subsidiary provided logistical support to the Company's primary trucking business. In 1997 MCEL generated revenue of $1,181,305. We are actively seeking an operating company to merge with MCEL, as a way for MCEL to provide a meaningful benefit to the shareholders of Prime.

The Company's ability to fully develop its Local Multipoint Distribution Service business is dependent upon its ability to obtain additional financing for the infrastructure equipment and working capital to develop the market opportunities. Management believes the actions taken to lease equipment, secure long term debt financing, raise additional cash through the private placement of shares, and the consummation of the $30 million equity line will be sufficient to sustain operations for at least the next twelve months.

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

In May 2001 the Company sold 500,000 shares of its common stock under a private placement to Action Stocks, Inc. at a 50% discount off the closing price that day as reported by the NASDAQ Over-the-Counter Bulletin Board.

In May 2001 the Company entered into a twelve month Promotion Agreement with Action Stocks, Inc. for the promotion of the Company on the Action Stocks website, investor relations services, development of a research report for dissemination to investment brokers and dealers, and for the profiling of the Company on a nationwide radio show. These services were paid for through the issuance of 225,000 shares to Action Stocks, Inc.

In May 2001 the Company entered into a Consulting Agreement with Brent Fouch for consulting services in the areas of corporate image advertising, business development, and business strategy. Mr. Fouch has introduced the Company to several prospective investment firms for the purpose of providing the Company with bridge financing, to facilitate the continued buildout of the company's LMDS systems. As of August 17, 2001 we have not received offers of financing that are acceptable to us. The fee for these services was paid through the issuance of 675,000 common shares, as reported on Form S-8 filed with the Securities and Exchange Commission on May 29, 2001.

On June 22, 2001 the Company sold 476,387 common shares to two of its officers and directors at the closing price that day as reported by the NASDAQ Over-the-Counter Bulletin Board, under a private placement offering, for the total cost of $23,819.



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

Form 8-K was filed April 24, 2001 announcing the appointment of Stonefield Josephson, Inc. as the Company's auditor replacing Hein + Associates LLP. An amended Form 8-K was filed on May 3, 2001. Another amended Form 8-K was filed on May 10, 2001. Another amended Form 8-K was filed on May 24, 2001.

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

                                                     PRIME  COMPANIES,  INC.
                                                     -----------------------
                                                     (Registrant)



Date:     August 20,  2001                         By:  /S/Norbert  J.  Lima
                                                        --------------------
                                                           Norbert  J.  Lima
                                                   Chief  Executive  Officer



Date:     August 20,  2001                         By:   /S/Stephen  Goodman
                                                         -------------------
                                                            Stephen  Goodman
                                                   Chief  Financial  Officer