Form 10QSB
period 2001-09-30
PRIME COMPANIES INC
filed 2001-11-09
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB
                          (Filed on November 9, 2001)


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001
                                                 ------------------

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

As of September 30, 2001, 31,193,683 shares of Common Stock, $.0001 par value, were outstanding.

                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------

PART  I.    FINANCIAL  INFORMATION

     Item 1.    Financial  Statements:
          Condensed  Consolidated  Balance  Sheet
          as  of  September  30,  2001                                       3

          Condensed  Consolidated  Statements  of  Operations  for  the
          Three and Nine Months  ended  September 30,  2001  and  2000       4

          Condensed  Consolidated  Statements  of  Cash  Flows  for  the
          Nine  Months  ended  September  30,  2001  and  2000               5

          Notes  to  Condensed  Consolidated  Financial  Statements          6

     Item  2.    Management's  Discussion  and  Analysis
          of  Financial  Condition  and  Results  of  Operations             7


PART  II.    OTHER  INFORMATION

     Item  1.    Legal Proceedings                                          13

     Item  2.    Changes in Securities and use of proceeds                  13

     Item  3.    Defaults upon Senior Securities                            13

     Item  4.    Submission of Matters to Vote of Security Holders          13

     Item  5.    Other Information                                          13

     Item  6.    Exhibits and Reports on Form 8-K                           13

          Signatures                                                        14

PART  I. FINANCIAL  INFORMATION

Item  1. Financial  Statements
         ---------------------


Condensed Consolidated Balance Sheet
Prime Companies, Inc. and Subsidiaries




ASSETS                                                                             30-Sep-01
                                                                                  (unaudited)
Current Assets
          Cash and cash equivalents                                               $    34,660
          Accounts receivable, net                                                     35,255
          Inventory                                                                    57,524
          Prepaid expenses and other current assets                                    76,449
                                                                                  -----------
                    Total Current Assets                                              203,888

Property and Equipment, net of Accumulated Depreciation of $182,919                   653,570
Licenses, net of Accumulated Amortization of $106,118                                 365,517
Intangibles                                                                             2,000
                                                                                  -----------

TOTAL ASSETS                                                                      $ 1,224,975
                                                                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
          Accounts Payable                                                            786,581
          Current portion of capital lease obligations                                  9,070
          Deferred revenues                                                            11,747
          Accrued payroll and other current liabilities                               181,712
                                                                                  -----------
                     Total Current Liabilities                                        989,110

Stockholders' Equity
          Preferred Stock $.0001 par value, 50,000,000 shares authorized none issued and outstanding
          Common Stock, $.0001 par value, 100,000,000 authorized
                      31,193,683 issued and outstanding                                 3,119
          Additional paid-in capital                                                7,370,152
          Deferred offering costs                                                    (882,911)
          Accumulated Deficit                                                      (6,254,495)
                                                                                  -----------
                      Total Stockholders' Equity                                      235,865
                                                                                  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 1,224,975
                                                                                  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.







Condensed Consolidated Statements of Operations
Prime Companies, Inc. and Subsidiaries


                                                              Three months    Three months    Nine months     Nine months
                                                              ------------    ------------    ------------    ------------
                                                                 ended           ended           ended            ended
                                                               30-Sep-01       30-Sep-00       30-Sep-01        30-Sep-00
                                                              ------------    ------------    ------------    ------------
                                                              (unaudited)     (unaudited)     (unaudited)      (unaudited)
Sales revenues                                                $    137,598    $    130,262    $    351,049    $    373,563

Cost of sales                                                       92,424          22,063         252,040          98,922
                                                              ------------    ------------    ------------    ------------

Gross profit                                                        45,174         108,199          99,009         274,641

Selling, general & administrative expenses                         292,656         443,925       1,260,363       1,430,762

Other income (expense)                                              (8,027)                          9,685
                                                              ------------    ------------    ------------    ------------

Loss from operations                                              (255,509)       (335,726)     (1,151,669)     (1,156,121)

Interest income (refund)                                               (11)         15,199           2,568          37,610

Interest expense                                                   (11,987)        (41,847)        (13,958)        (73,091)
                                                              ------------    ------------    ------------    ------------

Loss before taxes and extraordinary item                          (267,507)       (362,374)     (1,163,059)     (1,191,602)

                                                              ------------    ------------    ------------    ------------

Loss before extraordinary item                                    (267,507)       (362,374)     (1,163,059)     (1,191,602)
Extraordinary gain (loss) on liquidation of subsidiary                --        (1,156,000)        699,340      (1,156,000)
Extraordinary loss on extinguishment of debt                                                                    (1,852,595)
                                                              ------------    ------------    ------------    ------------

Net loss                                                          (267,507)     (1,518,374)       (463,719)     (4,200,197)
                                                              ------------    ------------    ------------    ------------

Comprehensive loss                                            $   (267,507    $ (1,518,374)   $   (463,719)   $ (4,200,197)
                                                              ============    ============    ============    ============

Basic & diluted per share information:

     Loss before extraordinary item                                 (0.009)         (0.012)         (0.042)         (0.041)

     Extraordinary gain (loss) on liquidation of subsidiary           --            (0.037)          0.025          (0.040)
     Extraordinary loss on extinguishment of debt                     --                                            (0.064)

     Net loss                                                 $     (0.009)   $     (0.048)   $     (0.017)   $     (0.144)
                                                              ============    ============    ============    ============

Weighted Average Shares, basic and diluted                      28,913,463      31,391,747      27,665,789      29,112,248
                                                              ============    ============    ============    ============





The accompanying notes are an integral part of these condensed consolidated financial statements.





Condensed Consolidated Statements of Cash Flows
Prime Companies, Inc. and Subsidiaries


                                                                                    Nine months ended    Nine months ended
                                                                                       30-Sep-01            30-Sep-00
                                                                                      -----------         -----------
                                                                                      (unaudited)          (unaudited)
Cash Flows from Operating Activities
         Net loss                                                                     $  (463,719)        $(4,200,197)
         Adjustments to reconcile net loss to net cash
            provided by (used in) operating activities
                Depreciation and Amortization                                             129,251              73,007
                Bad debt                                                                                        6,233
                Impairment loss on investment                                                               1,156,000
                Interest related to beneficial conversion features of notes payable                            40,625
                Extraordinary loss on extinguishment of debt                                 --             1,852,595
                Extraordinary gain on liquidation of subsidiary                          (699,340)
                Compensation recognized on issuance of stock and options                                      124,464
                Common stock issued for services                                                               17,432
            Changes in operating assets and liabilities:
                Restricted cash                                                           400,000
                Accounts receivable                                                        (7,392)            (50,719)
                Inventory                                                                 (18,999)            (23,739)
                Change in assets for sale                                                                       7,441
                Prepaids and deposits                                                     (50,548)             30,321
                Accounts payable                                                          427,703             (75,334)
                Deferred revenues                                                          (2,041)
                Accrued payroll and other current liabilities                             109,395
                         Current assets
                         Current liabilities                                                                  104,937
                                                                                      -----------         -----------
                              Net Cash provided by (used in) operating activities        (175,690)           (936,934)
                                                                                      -----------         -----------

Cash Flows from Investing Activities
          Purchases of Property and Equipment                                            (264,435)           (203,040)
                                                                                      -----------         -----------
                              Net Cash used in investing activities                      (264,435)           (203,040)
                                                                                      -----------         -----------

Cash Flows from Financing Activities
         Proceeds from sale of stock                                                      210,692           2,409,390
         Payments on notes payable                                                                           (433,000)
                                                                                      -----------         -----------
                              Net Cash provided by financing activities                   210,692           1,976,390
                                                                                      -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (229,433)            836,416

CASH AND CASH EQUIVALENTS, beginning of period                                        $   264,093         $   237,403
                                                                                      -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                                              $    34,660         $ 1,073,819
                                                                                      ===========         ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING ACTIVITIES
                                                                                      -----------         -----------
Conversion of Note Payable and Accrued Interest to Common Stock                                           $ 1,669,466
                                                                                      ===========         ===========

                                                                                      -----------         -----------
Issuance of common stock for other asset                                                                  $     2,000
                                                                                      ===========         ===========

                                                                                      -----------         -----------
Settlement of lawsuit - Common stock returned in exchange for licenses                                    $   125,827
                                                                                      ===========         ===========







The accompanying notes are an integral part of these condensed consolidated financial statements.

                     Prime Companies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
       ----------------------------------------------

The condensed consolidated balance sheet as of September 30, 2001, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Prime Companies, Inc. and subsidiaries as of September 30, 2001, the results of their operations for the three and nine months ended September 30, 2001 and 2000, and their cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

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

The company adopted Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" during the first quarter of 2001, which did not have an impact on the financial statements due to its limited use of derivative instruments.


2.     Extraordinary Gain
       ------------------

During the nine months ended September 30, 2001 the company recorded a net gain of $699,340 from the liquidation of its Mid-Cal Express, Inc. subsidiary. In March 2001, Mid-Cal Express, Inc. filed a petition for liquidation under Chapter 7 of the Bankruptcy Code, and assets with a net book value of $77,199 were conveyed in exchange for obligations with a recorded amount of $776,539. The gain was recognized, in accordance with Statement of Financial Accounting Standards No. 125, when the subsidiary was relieved of the obligations upon filing of the bankruptcy petition. The company met the condition of paragraph 16b. of SFAS 125; the debtor was legally released judicially from being the primary obligor under the liability during the first quarter of 2001.


3.     Subsequent Events
       -----------------

In July 2001 we entered into a letter of intent with Virginia Tech Foundation, Inc. to negotiate a contract, to include terms consistent with the letter of intent, for the development of Broadband Telecommunications Services in the Roanoke, Virginia area (excluding Montgomery County) where VTF owns an LMDS "A" block license. The agreement will provide us with the exclusive right to commercially develop the spectrum owned by VTF. The agreement will also provide for the transfer to us of half of the spectrum if agreed upon milestones are achieved. The formal agreement has been drafted, and we anticipate that it will be executed during the fourth quarter. VTF is a non-profit entity affiliated with the Virginia Polytechnic Institute and State University, and is a leading university in the United States for the research and development of wireless technologies. The university provides facilities to the Center for Wireless Telecommunications, Virginia's center for innovative technology.

On October 15, 2001 the Board of Directors agreed to terminate its agreement for the services of Continental Stock Transfer & Trust Company as the transfer agent for the common shares of the Company. The Board approved an agreement for the services of Mountain Share Transfer, Inc. to be the transfer agent for the Company's common stock, effective November 1, 2001. A Form 8K was filed with the SEC on November 1, 2001.

During late October 2001 we were able to negotiate significant savings on the fixed monthly cost for the broadband bandwidth and transport that we have been paying to several carriers for our broadband access in Pennsylvania and California. Effective in December our monthly overhead has been reduced by approximately $13,000. With this cost reduction we will have a positive cash flow from our broadband activity. As we bring additional customers online, we expect to be generating positive cash flow.

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

Zenith Technologies, Inc. (Zenith), a Delaware Corporation, was formed in December 1998 as a wholly owned subsidiary of Prime Companies, Inc. In June 2001 it commenced operations by executing a reseller agreement with a Competitive Local Exchange Carrier, enabling it to provide "1+" long distance telephone service throughout the United States. Zenith has begun to provide voice telephone services to the customers of its affiliated CLEC companies, LMDS and Prepaid. On July 26, 2001 Zenith Technology, Inc. declared a 2,869.3683 for one stock split, resulting in 28,693,683 issued and outstanding shares of Zenith outstanding, all of which are owned by Prime. Then, also in July 2001, Prime declared a spin-off dividend to its shareholders of one Zenith share for each ten Prime shares owned, with no fractional interests being issued. The record date for the dividend is July 31, 2001. The Zenith stock certificates were sent to the Prime shareholders when NASD form 15c211 was filed with the National Association of Securities Dealers by an NASD member firm during the last week of October 2001. On July 31, 2001 there were 282 separate shareholders who own Prime shares in certificate form, plus approximately 1,000 additional shareholders who have chosen to maintain their shares in "street name"; these shareholders will have their shares maintained by their stock broker in the same manner as their shares of Prime are maintained. Zenith has selected Mountain Share Transfer, Inc., an independent agent, to maintain its shareholder records, and on September 10, 2001 filed SEC Form 10SB12G/A with the Securities and Exchange Commission in order to become a "fully reporting company". After the share distribution, Prime owns 25,824,317 shares of Zenith and the approximate 1,280 shareholders of Prime own 2,869,366 shares of Zenith.

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

Results  of  Operations
-----------------------

Results of operations for the three months ended September 30, 2001 compared to the three months ended
September 30, 2000

                                       Prime         Prime        NACC-Tel      NACC-Tel        LMDS
                                     9/30/2001     9/30/2000     9/30/2001     9/30/2000     9/30/2001
                                    -----------   -----------   -----------   -----------  -------------
Revenue                             $  137,598    $   130,262   $  113,900    $  125,488    $    7,374
Gross Margin                                33%            83%          94%           84%
SG&A                                $  292,656    $   443,925   $   69,861    $   49,084    $   85,544
Loss on Liquidation of Subsidiary                 $ 1,156,000
Interest Expense                    $   11,987    $    41,847   $      154



                                        LMDS         Prepaid       Prepaid       Zenith        Zenith
                                     9/30/2000      9/30/2001     9/30/2000    9/30/2001     9/30/2000
                                    -----------   -----------   -----------   -----------  -------------
Revenue                             $      400     $   16,238    $    4,374   $       85
Gross Margin                                               52%           47%          18%
SG&A                                ($     396)    $   21,542    $    2,974   $    4,943
Loss on Liquidation of Subsidiary
Interest Expense



During the three month period ended September 30, 2001, total sales revenue increased to $137,598 from $130,262 for the corresponding period of the prior year. The increase in revenue is attributed to a $6,974 increase of revenues from our LMDS service, and a $11,864 increase in revenues of our prepaid residential telephone service, offset by a decline of $11,588 in the sales of business telephone systems. During the nine month period ended September 30, 2001, sales revenue decreased to $351,049 from $373,563 for the corresponding period of the prior year. The decrease in revenue is attributed to a decline of $85,661 in the sales of business telephone systems, offset by a $34,493 increase of revenues from our LMDS service, and a $28,589 increase in revenues of our prepaid residential telephone service.


Results of operations for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

                       Prime          Prime       NACC-Tel       NACC-Tel        LMDS
                      9/30/2001     9/30/2000     9/30/2001     9/30/2000     9/30/2001
                     ----------    -----------   -----------   -----------   -----------
Revenue              $  351,049    $  373,563    $  275,474    $  361,135    $   34,893
Gross Margin                 28%           74%           78%           75%
SG&A                 $1,260,363    $1,430,762    $  233,047    $  112,915    $  205,676
Loss on Investment                 $1,156,000
Interest             $   13,958    $   73,091    $      271



                         LMDS         Prepaid      Prepaid       Zenith        Zenith
                      9/30/2000      9/30/2001     9/30/2000    9/30/2001     9/30/2000
                     ----------    -----------   -----------   -----------   -----------
Revenue              $      400     $   40,617    $   12,028   $       85
Gross Margin                                58%           41%          18%
SG&A                 ($     396)    $   61,368    $   11,329   $    4,943
Loss on Investment
Interest




The gross margin as a percent of revenues decreased to 33% for the three month period ended September 30, 2001 from 83% in the corresponding period of the prior year. The erosion of the gross margin is due primarily to an increase of $77,835 in newly created overhead to serve our LMDS customers. The gross margin as a percent of revenues decreased to 28% for the nine month period ended September 30, 2001 from 74% in the corresponding period of the prior year. The erosion of the gross margin is due primarily to an increase of $175,169 in newly created overhead to serve our LMDS customers.

The Company's selling, general and administrative expenses for the three month period ended September 30, 2001 decreased to $292,656 from $443,925 for the corresponding period of the prior year. This decrease is due primarily to reduced corporate administrative expenses and sales expenses related to our LMDS business. The Company's selling, general and administrative expenses for the nine month period ended September 30, 2001 decreased to $1,260,363 from $1,430,762 for the corresponding period of the prior year. This decrease is due primarily to the reduced corporate administrative expenses and sales expenses related to our LMDS business. The Company's "cash burn rate" has been significantly reduced to under $9,000 per month.

Interest expense for the three month period ended September 30, 2001 decreased to $11,987 from $41,847 for the corresponding period of the prior year. The decrease is attributed to the fact that our long term liabilities were settled during 2000. Interest expense for the nine month period ended September 30, 2001 decreased to $13,958 from $73,091 for the corresponding period of the prior year. The decrease is attributed to the fact that most of our liabilities were settled during the first quarter of 2000.

Interest income for the three month period ended September 30, 2001 decreased to an $11 net refund of finance charges to our customers from $15,199 for the corresponding period of the prior year. The decrease is attributed to the decrease in our cash position and the fact that interest was earned on funds in savings accounts in 2000. Interest income for the nine month period ended September 30, 2001 decreased to $2,568 from $37,610 for the corresponding period of the prior year. The decrease is attributed to the decrease in our cash position and the fact that interest was earned on funds in savings accounts in 2000.

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

An extraordinary non-cash loss on the extinguishment of debt was recorded during the nine month period ended September 30, 2000 in the amount of $1,852,595. This is related to the conversion by creditors holding $1,240,216 (balance due as of February 28, 2000) of notes payable, plus accrued interest of $66,971, into 2,904,860 restricted common shares of the Company. The market price of the common stock at the time of conversion was $.75, and the exchange ratio of debt to common stock was $.45 per share. In March 2000 another creditor converted $143,720 of short-term debt, plus accrued interest of $107,884, into 561,111 restricted common shares of the Company. The market price of the common stock at the time of conversion was $2.625 and the exchange ratio of debt to common stock was $.45 per share. No similar loss was recorded in the nine month period ending September 30, 2001.

During the three month period ended September 30, 2001, NACC-Tel sales revenue decreased to $113,900 from $125,488 for the corresponding period of the prior year. During the nine month period ended September 30, 2001, NACC-Tel sales revenue decreased to $275,474 from $361,135 for the corresponding period of the prior year. The decrease in revenue is attributed to prospective customers' concerns regarding the slowdown in the economy, causing a delay in their commitments  for  capital  expenditures  to  upgrade  their  telephone  systems.
Continuing into the future, increased marketing efforts and a greater geographical presence may tend to offset the negative effect caused by the current concern about the general economy, and the general slowdown of commerce caused by (a) the World Trade Center and Pentagon tragedies of September 11, and
(b) the anthrax scares that the nation is currently enduring. The larger geographical presence is directly related to our deployment of LMDS services in the aforementioned LMDS markets.

The NACC-Tel gross margin as a percent of revenues increased to 94% for the three month period ended September 30, 2001 from 84% in the corresponding period of the prior period. The increase in the gross margin is due to our being able to utilize inventory that we acquired at very advantageous pricing.

NACC-Tel's selling, general and administrative expenses for the three month period ended September 30, 2001 increased to $69,861 from $49,084 for the corresponding period of the prior year. The increase is attributed to $39,000 allocated to general and administrative expenses and $15,000 allocated to selling expenses for our NACC-Tel operation from the Prime corporate payroll, offset by direct NACC-Tel administrative cost reductions of approximately $33,000. NACC-Tel's selling, general and administrative expenses for the nine month period ended September 30, 2001 increased to $233,047 from $112,915 for the corresponding period of the prior year. The increase is attributed to $117,000 allocated to general and administrative expenses and $45,000 allocated to selling expenses for our NACC-Tel operation from the Prime corporate payroll, offset by direct NACC-Tel administrative cost reductions of approximately $42,000.

During the three month period ended September 30, 2001, sales revenue for Prepaid Tel.com increased to $16,238 from $4,374 for the corresponding period of the prior year. During the nine month period ended September 30, 2001, sales revenue for Prepaid Tel.com increased to $40,617 from $12,028 for the corresponding period of the prior year. The increase in revenue is attributed to an increased marketing effort since mid February 2001. Most of the increase in revenues has come from new customers who have come online since March 2001. We anticipate significant growth in this sector to continue through 2001.

Prepaid's gross margin as a percent of revenues increased to 52% for the three month period ended September 30, 2001 from 47% in the corresponding period of the prior year. Prepaid's gross margin as a percent of revenues increased to 58% for the nine month period ended September 30, 2001 from 41% in the corresponding period of the prior year. The increase is due to our ability as of November 2000 to restrict our customers from making certain types of calls that we were previously not permitted to block; these calls were not included in the prepaid service that our customers purchase, and we were unable to collect the cost of those calls from most of our customers.

Prepaid's selling, general and administrative expenses for the three month period ended September 30, 2001 increased to $21,542 from $2,974 for the corresponding period of the prior year. The increase is attributed to $19,500 of the Prime corporate payroll being allocated to Prepaid's general and administrative expenses, offset by $932 of direct administrative cost reductions. Prepaid's selling, general and administrative expenses for the nine month period ended September 30, 2001 increased to $61,368 from $11,329 for the corresponding period of the prior year. The increase is attributed to $55,000 of the Prime corporate payroll being allocated to Prepaid's general and administrative expenses, offset by $4,961 of direct administrative cost reductions.


During the three month period ended September 30, 2001, sales revenue from LMDS Communications increased to $7,374 from $400 for the corresponding period of the prior year. During the nine month period ended September 30, 2001, sales revenue from LMDS Communications increased to $34,893 from $400 for the corresponding period of the prior year. The increase in revenue is attributed to the startup of the business. Our LMDS systems did not become operational until August 2000.

LMDS' gross margin as a percent of revenues for the three and nine month periods ended September 30, 2001 was negative due the fact that our LMDS systems have only recently been commercially launched. Certain infrastructure overhead costs are required to be in place prior to our ability to generate our first dollar of revenue from each system. Our first system became commercially operational in August 2000.

LMDS' selling, general and administrative expenses for the three month period ended September 30, 2001 increased to $85,544 from a $396 credit for the corresponding period of the prior year. LMDS' selling, general and administrative expenses for the nine month period ended September 30, 2001 increased to $205,676 from a $396 credit for the corresponding period of the prior year. There were minimal operations in the comparable periods in 2000 from this segment of our operations. The increases are attributed to startup marketing, administrative, and technical engineering expenses for this segment of our business, and the intercompany allocation of certain corporate administrative functions that are performed by Prime.


Income taxes for the three month period ending September 30, 2001 equaled the amount for the corresponding period of the prior year. Income taxes for the nine month period ended September 30, 2001 equaled the amount for the corresponding period of the prior year.


Liquidity  and  Capital  Resources
----------------------------------

At September 30, 2001, the Company had cash of $34,660 and a working capital deficit of $785,222. The decrease in cash during the nine months ended September 30, 2001 was due primarily to the payment of accounts payable invoices for LMDS capital equipment, and the payment of the corporate payroll and overhead related to our LMDS systems. Management is actively negotiating with funding sources to secure additional operating bridge capital.

Management intends to file a new registration statement with the Securities and Exchange Commission to register shares that it may sell to Swartz Private Equity LLC under our amended March 15, 2001 agreement with them. When the SEC declares the registration statement effective, we may be able to obtain funding up to $30 million over the 36 months after the effective date of the registration statement. Additionally, we are in the final stages of the approval process for our application for funding from the Rural Utilities Service agency of the US Department of Agriculture under their program for Broadband Telecommunications Services in Rural America. We initially applied for $1.5 million in February 2001, but in mid April 2001 after discussions with staff at the RUS, we increased our loan request to $5 million.

Cash used in operations was $175,690 for the nine months ended September 30, 2001 compared to cash used in operations of $936,934 for the corresponding period of the prior year. The cash used in operations was primarily attributed to the overhead costs associated with the development and launching of our LMDS systems.

Cash used in investing activities for the nine months ended September 30, 2001 was $264,435 compared to cash used in investing activities of $203,040 for the corresponding period of the prior year. The cash invested during both periods was for the purchase of capital equipment.

Funds provided by financing activities for the nine months ended September 30, 2001 was $210,692 compared to funds provided by financing activities of $1,976,390 for the corresponding period of the prior year. The cash provided in 2001 resulted from the exercising of stock options by the directors in April 2001, the completion of a private placement offering of common stock in May
2001, the issuance of shares for services rendered by consultants, and the private placement of common stock to officers of the company in June and September 2001. The funds provided in 2000 were from the completion of the Company's Private Placement Offering of common stock during the first quarter of 2000, offset by payments on notes payable.

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

In February 2001 the Company was invited to submit a competitive proposal to Foundation of the Virginia Tech University for the use of and development of their `A' block LMDS licenses in Virginia. The Company's management met with the staff of VTU to personally present the proposal and respond to questions the VTU staff had. Subsequently, the Company has entered into a letter of intent to execute an Agreement for the commercial development of broadband telecommunications in the Roanoke, Virginia area. The Agreement has been drafted and is currently being reviewed by the VTU Foundation and the Company.

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

On March 29, 2001 our wholly owned Mid-Cal Express, Inc. subsidiary filed a Chapter VII bankruptcy petition to liquidate the company. This is the company that previously was in the trucking business, and whose operating assets were sold at the end of 1998. This event created a non-recurring gain in the amount of $699,340 for Prime's consolidated statements of operations for the nine months ending September 30, 2001. $776,539 of Mid-Cal liabilities and $77,199 of Mid-Cal assets have been eliminated from our consolidated balance sheet, and our working capital and stockholders' equity has been increased by $699,340.

On April 21,  2001 the  Company's  December  29,  2000  agreement  with New Wave
Networks LLC expired. The Company, New Wave, and a New Wave creditor have postponed any further discussions toward the goal of negotiating an agreement to effect the acquisition of New Wave by the Company on terms acceptable to the three parties. All three parties have expressed an interest in consummating the transaction, but due to the state of the general economy, and the price of our shares in the marketplace, the three parties have been unable to arrive at a proposal that might be acceptable to all three parties. There is no assurance that an agreement acceptable to the Company will be negotiated.

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

In May 2001 the Company entered into a Consulting Agreement with Brent Fouch for consulting services in the areas of corporate image advertising, business development, and business strategy. Mr. Fouch has introduced the Company to several prospective investment firms for the purpose of providing the Company with bridge financing, to facilitate the continued buildout of the company's LMDS systems. As of October 26, 2001 we have not received offers of financing that are acceptable to us. The fee for these services was paid through the issuance of 675,000 common shares, as reported on Form S-8 filed with the Securities and Exchange Commission on May 29, 2001.

On June 22, 2001 the Company sold 476,387 common shares to two of its officers and directors at the closing price that day as reported by the NASDAQ Over-the-Counter Bulletin Board, under a private placement offering, for the total cost of $23,819.

On September 22, 2001 the Company sold 2,500,000 common shares to two of its officers and directors at the closing price that day as reported by the NASDAQ Over-the-Counter Bulletin Board, under a private placement offering, for the total cost of $50,000.



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

      None


Item  5.    Other  Information
            ------------------

      None

Item  6.    Exhibits  and  Reports  on  Form  8-K
            -------------------------------------

       Change of Transfer Agent
       ------------------------

On October 15, 2001 the Company's Board of Directors met and unanimously voted to appoint Mountain Share Transfer, Inc. to be the Company's transfer agent for its common shares. The Board also resolved to cancel the existing agreement with Continental Stock Transfer & Trust Company for these services.

Form 8-K was filed on November 1, 2001 announcing the appointment of Mountain Share Transfer, Inc. as the Company's transfer agent for its common shares, replacing Continental Stock Transfer & Trust Company.

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

                                                     PRIME  COMPANIES,  INC.
                                                     -----------------------
                                                     (Registrant)



Date:     November 9, 2001                           By:  /S/Norbert  J.  Lima
                                                        ----------------------
                                                     Norbert  J.  Lima
                                                     Chief  Executive  Officer



Date:     November 9, 2001                           By:  /S/Stephen  Goodman
                                                        ---------------------
                                                     Stephen  Goodman
                                                     Chief  Financial  Officer

{Filename \p}