Form 10-K
period 2001-12-31
PRIME COMPANIES INC
filed 2002-04-15
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                            (Filed on April 15, 2002)




(  X  )  ANNUAL  REPORT  UNDER  SECTION  13  OR 15(d) OF THE SECURITIES EXCHANGE
         ACT  OF  1934

         FOR  THE  FISCAL   YEAR  ENDED   DECEMBER   31,  2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB Yes No X

State  issuer's revenues  for  the  most  recent  fiscal  year.........$ 455,202

As of March 31, 2002 there were 31,984,384 shares of the Company's Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2002 was $2,568,369.

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

6. Changes in accounting policies and practices adopted voluntarily or required to be adopted by accounting principles generally accepted in the United States of America.

The Company cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by, or on behalf of, the Company.


                        BUSINESS HISTORY, AND DEVELOPMENT

                                   BACKGROUND
                                   ----------

Prior to February 1999, Prime's business was operated as a sole proprietorship owned by Norbert J. Lima, the Company's CEO. The business' operations began in the early 1980's as a business telephone interconnect company. Worldnet Tel.com Inc. was formed in Delaware in January 1999 when four founders and another individual funded Worldnet. In February 1999 management formed WNTC Holdings Inc. in Delaware as a wholly owned subsidiary of Worldnet. In February 1999 management also formed NACC-Tel Corp. in Delaware as a wholly owned subsidiary of WNTC. At that time the sole proprietorship business operated by Mr. Lima was contributed to NACC-Tel. Worldnet was merged into Prime through a merger effective August 11, 1999. This gave the company immediate access to the capital markets, and the ability to facilitate the initial and second stage funding of the build out of the local multipoint distribution service infrastructure. Prior to the merger, Prime had 6,507,742 shares of common stock outstanding held by various individuals. WorldNet was issued 14,500,000 shares of Prime common stock, and as a result of the stock exchange, the former shareholders of WorldNet then held 69% of the outstanding common stock of Prime. On the effective date of the merger, the officers and directors of WorldNet became the officers and directors of Prime.

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

Zenith Technologies, Inc. (Zenith), a Delaware Corporation, was formed in December 1998 as a wholly owned subsidiary of Prime Companies, Inc. Operations began in June 2001, providing one plus long distance services to residential and commercial customers. In July, 2001 the Board of Directors of Prime declared a stock dividend to the shareholders by spinning off 10% of the ownership of Zenith to the Prime shareholders.

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

In April 2000 the Company acquired the internet domain name NTCOMM.com, which had been operating as a buyer and seller of used telephone equipment. This business is now part of NACC-Tel.

Prior to December 30, 1998 Prime operated as a long-haul temperature-controlled truckload carrier through its wholly-owned subsidiary, Mid-Cal Express, Inc. Prime also provided logistics operations through its wholly-owned subsidiary, Mid-Cal Express Logistics, Inc. Effective December 30, 1998, Prime terminated the operations of these subsidiaries through the sale of substantially all of the operating assets of Mid-Cal Express, Inc. to Gulf Northern Transport, Inc. in exchange for 400,000 shares of US Trucking, Inc., the parent company of Gulf Northern. The transaction closed on April 14, 1999, and on April 30, 1999 the Company entered into an agreement with the Credit Managers Association of Southern California for the orderly liquidation and payment of the Outstanding liabilities of Mid-Cal Express Inc. These liabilities were to be paid by the collection of Mid-Cal Express, Inc.'s accounts receivable and by the liquidation of up to 400,000 shares of US Trucking (previously traded on the OTC Bulletin Board symbol USTK), which were placed in escrow for the benefit of the creditors of Mid-Cal Express, until the stock is sold on the open market. US Trucking has filed bankruptcy and its stock price has declined so the value of these shares on March 29, 2001 was less than $10,000. On March 29, 2001 Mid-Cal Express, Inc. filed for protection and liquidation under Chapter 7 of the United States Bankruptcy Act.

In November 2001 Prime entered into an agreement with the Virginia Tech Foundation to commercially develop the Foundation's LMDS license in the Roanoke, Virginia area.

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


LMDS COMMUNICATIONS, INC. This subsidiary has the FCC local multipoint distribution service licenses. The licenses encompass an area of western Pennsylvania and southwestern New York State, and include a population of approximately 1,050,000 persons and 39,000 businesses. This subsidiary was incorporated in Delaware in 1999 and is licensed and regulated by the states of Pennsylvania and New York as a competitive local exchange carrier. The Federal Communications Commission, an agency of the United States government, also regulates this subsidiary. LMDS Communications, Inc. is funded by its parent company, Prime Companies, Inc. This subsidiary's financial results in 2000 and 2001 were not material to the overall operations of Prime. Revenues for the years ending December 31, 2001 and 2000 amounted to $46,422 and $400 respectively. We have constructed LMDS systems in three of our eight licensed areas and anticipate building out additional systems in 2002 and 2003, utilizing pending long term financing from the Rural Utilities Service, which is part of the U.S. Department of Agriculture. LMDS is expected to generate more revenues in 2002. We expect this segment of our business to grow dramatically, as our local multipoint distribution systems are constructed and our service offerings are launched within all of our licensed territories.

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

Our customers pay a fixed monthly charge for the unlimited use of our service. We can customize the service for each customer. We have a rate schedule and the monthly charge is based upon the data transmission speed each customer signs up for. We do not currently charge any fees based upon the customers' specific usage of the service. As we are the licensed carrier providing service to the end users, our cost of revenues is primarily depreciation on our capital infrastructure equipment, and utility connection costs that we pay for access to the public switched telephone network, and our bandwidth providers who enable us to connect to the internet.

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

Field trials of local multipoint distribution service technology have been successfully conducted and the service has been deployed in New Castle, PA. The second system became operational on December 20, 2000 and the first customer in Oil City, PA went online on December 21, 2000. Additionally, during 2001 we launched commercial service in our third Pennsylvania market, Meadville,
Pennsylvania. The Company partnered with Alcatel for local multipoint distribution service equipment. Alcatel has more than 100 broadband wireless customers and over 2500 base station sectors with the same type of service deployed worldwide. Alcatel builds next generation networks delivering integrated end-to-end voice and data solutions to carriers, as well as enterprises and consumers worldwide. Alcatel operates in more than 130 countries. The cost to build and install an LMDS system is dependent upon the specific configuration ordered for a specific location; the range for the cost of a single system is from approximately $50,000 to approximately $300,000. We are continuously speaking with and reviewing the additional infrastructure alternative suppliers. A critical element for this service and our selection of an equipment provider is the ability to acquire the customer premise equipment at a capital cost that the investment makes a viable business case. These systems will be funded from our pending long term debt financing facility from the Rural Utilities Service. Additional funding may come from up to $6,000,000 in proceeds from the sale of the shares to Swartz, and the exercise of warrants by Swartz, if the Swartz financing is completed.


NACC-TEL CORP. NACC-Tel markets, installs, and maintains business telephone communications systems Additionally, NACC-Tel provides paging and voicemail services. NACC-Tel also maintains these systems under service agreements with its commercial and municipal customers. This subsidiary was incorporated in Delaware in 1999 and is the successor to a proprietorship previously owned by Norbert Lima, CEO of Prime. The business is based in Yuba City, California and also operates from a branch office in New Castle, Pennsylvania. The core services of this subsidiary will be offered to the customers of the LMDS Communications, Inc. subsidiary. Prime's personnel who sell and service local multipoint distribution services will also offer the NACC-Tel core services to our customers. The NACC-Tel operation generates sufficient cash flow to sustain its core business. NACC-Tel also offers wireless digital subscriber line service in Yuba City, California using unlicensed spectrum. It plans to expand this offering to other communities in California, which are unable to obtain high-speed access to the internet through the incumbent local exchange carrier. Funding for the build out of these systems and the marketing of these services may come from the parent corporation, Prime Companies, Inc., and also from partnering relationships with some of our equipment suppliers. NACC-Tel does not require a license to offer these services, as it uses unlicensed spectrum. The Federal Communications Commission issues rules and regulations for the use and operation of equipment on these frequencies. The wireless digital subscriber line application has been deployed by NACC-Tel Corp and the local multipoint distribution service application has been deployed by LMDS Communications, Inc.

The operations of NACC-Tel during 2000 and 2001 were the core of Prime's business. We anticipate the wireless service offering by NACC-Tel will experience substantial growth over the coming years. The core business of telephone interconnect, voicemail, and paging services is expected to experience only moderate growth, as Prime's local multipoint distribution system and wireless digital subscriber line service offerings come online in more communities.

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

NACC-Tel's costs of revenues are the traditional material costs for the phone systems it sells, and the labor to install and maintain the systems.

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

The customer base for prepaid telecommunications services is large and diverse, including: credit-impaired customers, who generally cannot meet the initial deposit requirements for telecommunications services; individuals who prefer to pay in cash; and individuals who want to re-establish credit. The company markets its service through selected retailers, who act as agents to sign up our customers and collect their periodic payments. The operations of this subsidiary in 2000 were not material to the overall operation of Prime. In 2001 it accounted for approximately 12% of total corporate revenues. We expect this subsidiary's operations to become a more important component and contributor to our growth as we increase our marketing effort to sign on more distributors.


EMPLOYEES

Prime had 20 full-time employees and one part-time employee at December 31, 2000. On December 31, 2001 Prime had 12 full-time employees.


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

Concord, California               Office                700 sq. ft.  $  9,180(a)

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

(a) The Concord office lease was mutually terminated in March 2002.

ITEM  3.  LEGAL  PROCEEDINGS

On September 21, 2000, Prime reached a settlement in two lawsuits with a former officer and director claiming payment of $32,000 due for advances made on behalf of the Company. Prime had filed a cross-complaint seeking to recover 4,500,000 shares of its common stock held by the plaintiff, and to be reimbursed for legal fees arising from this action. The settlement was an agreement with the former officer/director litigant and another former officer/director, and provided for Prime to receive 5,500,000 common shares back from the two former officers for cancellation. Prime agreed to disaggregate three of its local multipoint distribution service licenses and assign one-half of each of the three licenses, with a total net book value of $125,857 (net of accumulated amortization), to an entity to be designated by the former officers.

Prime was a defendant in a lawsuit brought by a creditor of Mid-Cal Express Inc., a wholly owned subsidiary of Prime, seeking payment of approximately $70,000 owed to it by Mid-Cal. During the discovery phase of the lawsuit, the plaintiff advised us that it would dismiss us from this lawsuit if we could document that certain funds had been paid to US Trucking in 1998. We were able to comply with the plaintiff's request, and a dismissal was filed with the court on March 27, 2001.


In November 2000 we received notice from a creditor of Mid-Cal Express Inc. that the creditor intended to pursue a matter wherein it is alleged that in 1998 Prime guaranteed certain obligations of Mid-Cal Express Inc., that were secured by rolling stock assets sold to US Trucking. The amount in dispute is approximately $227,000. The obligations were guaranteed by several individuals and other parties formerly related to US Trucking. We investigated the background surrounding the alleged guaranty, and requested documentation from the creditor in January 2001 in order to verify the validity of the alleged guaranty. They have not yet responded to our request. In the opinion of counsel representing us in this matter, we may not be liable for this claim.


In December 2001 a leasing company, as successor to the original leasing company, filed a lawsuit against Prime for non-payment of lease payments due on a lease for equipment that is materially defective and unusable. Prior to the suit, we were negotiating with the creditor to return the defective equipment for full credit on the amount outstanding on the lease. We have answered the lawsuit with a general denial and the matter is in the discovery stage. In the opinion of counsel, we may not be liable for this claim.

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

In May 2001 the management, the audit committee, and the Board of Directors all agreed to engage Stonefield Josephson, Inc. to perform the services as the Company's auditor for the fiscal years ending December 31, 2001 and 2000.

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


         QUARTER  ENDING         HIGH       LOW
         ----------------------------------------
         June  30,  1998         3.00      3.00
         September  30, 1998     3.25      0.31
         December  31,  1998     3.50      1.00
         March  31,  1999        2.50      0.125
         June  30,  1999         0.56      0.125
         September  30,  1999    0.50      0.22
         December  31,  1999     0.50      0.25
         March  31,  2000        4.31      0.30
         June  30,  2000         2.625     1.00
         September 30, 2000      1.25      0.3125
         December 31, 2000       0.625     0.16
         March  31,  2001        0.50      0.156
         June  30,  2001         0.344     0.05
         September 30, 2001      0.11      0.02
         December 31, 2001       0.06      0.021

                                  SHAREHOLDERS
                                  ------------

As of March 31, 2002 the number of shareholders of record of common stock, excluding the number of objecting beneficial owners whose securities are held in street name, was approximately 1280. The number of shareholders whose securities were held in their name was approximately 270 on that date. The number of non-objecting beneficial owners whose securities were held in street name on that date was approximately 1010.


                                 DIVIDEND POLICY
                                 ---------------

The Company has not paid dividends on its common stock. The Company plans to retain future earnings, if any, for use in its business and, accordingly the Company does not anticipate paying dividends on its common stock in the foreseeable future. Any earnings are expected to be reserved for the operation and expansion of the Company's business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, upon the Company's earnings, financial condition, and capital requirements.

In the first quarter of 2002 the Company completed a Private Placement under an exemption provided by Securities and Exchange Commission Regulation D. The offering was for the Company's Series "A" 7% Convertible Preferred Stock. Each share of the Series "A" Preferred is convertible into 100 shares of the Company's common stock. The Series "A" Preferred Stock is callable by the Company at par at any time that the common stock trades at or above $1.00 per share for a five day period prior to the announcement of the call.








ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results  of  Operations
-----------------------

The financial statements for the year ended December 31, 2000 have been restated to account for the acquisition of Marathon Telecommunications in October 1999 under the purchase method of accounting, instead of accounting for the transaction as a reorganization of related party entities under common control, as was previously reported in our financial statements. The effect of this restatement on the Balance Sheet as of December 31, 2000 is that Goodwill in the amount of $200,335 (prior to amortization) and $1,050 of Marathon equipment are now included in our assets, $50,085 accumulated amortization of goodwill offsets that amount of goodwill, and our shareholders' equity has increased by $151,301. The effect of this restatement to the Income Statement for the year ended December 31, 2000 increases the non-cash amortization of goodwill by $40,068, thereby increasing the loss for that year by $40,068.

During the year ended December 31, 2001, sales revenue from continuing operations decreased to $455,202 from $492,035 for the corresponding period of the prior year. The decrease in revenue is attributed to the general slowdown in our economy, and the resulting postponement of the replacement of legacy telecommunications equipment by both our for-profit and non-profit customers.

The gross margin as a percent of revenues decreased to 14% for the year ended December 31, 2001 from 49% in the corresponding period of the prior year. The reduction in the gross margin is due to the new bandwidth and transport charges for our LMDS systems incurred in 2001 from the minimal expenses incurred in 2000. In November 2001 we were able to negotiate the provisioning of these services from a different provider at a cost savings of over 75% from what we had been paying. The new service was provisioned in January 2002, so the savings in our cost of providing services to our customers will be reflected in 2002.

Prime's selling, general and administrative expenses for the year ended December 31, 2001 decreased to $1,527,224 from $1,931,823 for the corresponding period of the prior year. $124,464 of the decrease is attributed to non-cash charges for employee and outside director stock option programs, $120,484 is attributed to reduced legal expenses, $34,110 is attributed to reduced accounting expenses, and $125,541 is attributed to the reduction of our selling and administrative payroll in 2001 from the level of 2000.

Interest expense for the year ended December 31, 2001 decreased to $8,211 from $79,497 for the corresponding period of the prior year. The decrease is attributed to the fact that most of our liabilities were settled during the first quarter of 2000.

The provision for taxes for the year ended December 31, 2001 decreased to $2,800 from $6,880 for the corresponding period of the prior year.

The non-cash  expense  of  Deferred  Offering  Costs  in  the amount of $882,911
related to the Swartz agreement was  fully  expensed  during  2001.   No similar
expense was recorded in 2000.

A loss on investment was recorded during the year ended December 31, 2000 in the amount of $1,224,000. This reflected what was believed to be a permanent decline in the value of the shares of U.S. Trucking, which had been pledged as collateral to assure the payment of the liabilities of Mid-Cal Express, Inc. In March 2001 Mid-Cal Express, Inc. filed a bankruptcy petition and that investment became worthless to Prime. However, the bankruptcy of Mid-Cal Express, Inc. effectively reduced the amount of our loss on investment in Mid-Cal Express, Inc. by $699,340, which is reported as an extraordinary gain on debt forgiveness during 2001.

An extraordinary non-cash loss on the conversion of notes payable was recorded during the year ended December 31, 2000 in the amount of $1,852,595. This is related to the conversion by creditors holding $1,240,216 (balance due as of February 28, 2000) of notes payable, plus accrued interest of $66,971, into 2,904,860 restricted common shares of the Company. The market price of the common stock at the time of conversion was $.75, and the exchange ratio of debt to common stock was $.45 per share. In March 2000 another creditor converted $143,720 of short-term debt, plus accrued interest of $107,884, into 561,111 restricted common shares of the Company. The market price of the common stock at the time of conversion was $2.625 and the exchange ratio of debt to common stock was $.45 per share. No similar loss was recorded in the corresponding period of 2001.

During the year ended December 31, 2001, NACC-Tel sales revenue from continuing operations decreased to $355,873 from $476,416 for the corresponding period of the prior year. The decrease in revenue is attributed to the general slowdown in economic conditions experienced by virtually all sectors of our economy in 2001. Continuing into the future, increased marketing efforts and a greater geographical presence should show growth in this sector of our business. The larger geographical presence will be directly related to the deployment of LMDS services in the aforementioned LMDS markets.

The NACC-Tel gross margin as a percent of revenues increased to 64% for the year ended December 31, 2001 from 51% in the corresponding period of the prior year. The improvement in the gross margin is due to additional discounts for volume purchases provided to Prime by its telephone vendors, and the utilization of inventory, which had been acquired at reduced pricing.

NACC-Tel's selling, general and administrative expenses for the year ended December 31, 2001 decreased to $272,892 from $310,591 for the corresponding period of the prior year. The decrease is attributed to our reduction of administrative staff and sales personnel as a result of the general economic slowdown experienced in 2001.

During the year ended December 31, 2001, sales revenue from Prepaid Tel.com's continuing operations increased to $52,672 from $15,219 for the corresponding period of the prior year. The increase in revenue is attributed to our marketing effort to add a number of productive retail agents to represent us and sell our service to the public.

Prepaid's gross margin as a percent of revenues increased to 57% for the year ended December 31, 2001 from 42% in the corresponding period of the prior year. The improvement in the gross margin is due to our being able, starting in November 2000, to eliminate certain direct expenses that we were unable to get reimbursed for from our customers. This was because our service provider previously permitted our customers to complete certain operator assisted calls that they were not supposed to be able to make.

Prepaid's selling, general and administrative expenses for the year ended December 31, 2001 increased to $83,260 from $68,028 for the corresponding period of the prior year. The increase is attributed to additional marketing expenses for this segment of our business.

During the year ended December 31, 2001, sales revenue from LMDS Communications' continuing operations increased to $46,422 from $400 for the corresponding period of the prior year. The increase in revenue is attributed to the startup of the business. LMDS Communications, Inc. had begun commercial operations in the third quarter of 2000.

LMDS' selling, general and administrative expenses for the year ended December 30, 2001 increased to $297,824 from $157,288 for the corresponding period of the prior year. The increase is attributed to startup marketing, administrative, and technical engineering expenses for this segment of our business, and the intercompany allocation of certain corporate administrative functions that are performed by Prime.


Liquidity  and  Capital  Resources
----------------------------------

At December 31, 2001, Prime had cash of $1,702 and a working capital deficit of $765,982. The primary cause of the deficit position was the buildup of our accounts payable and accrued liabilities, coupled with our inability to raise more than minimal capital investments in 2001.

Cash used in operations was $205,234 for the year ended December 31, 2001 compared to $1,741,258 in 2000. The cash used in operations during 2001 was primarily attributed to the net loss offset by noncash charges of $211,883 for depreciation and amortization, a noncash charge of $204,518 for services paid through the issuance of stock, an inventory increase of $50,216, and an increase of $33,087 in our prepaid expenses.

Cash used in investing activities, consisting of purchases of property and equipment, was $104,030 for the period ended December 31, 2001. Cash used in investing activities, consisting of purchases of property and equipment, was $208,442 for the period ended December 31, 2000.

Cash provided by financing activities was $46,873 for the year ended December 31, 2001. Cash provided by financing activities was $1,976,390 for the year ended December 31, 2000. The cash provided in 2000 resulted from the completion of the Company's Private Placement Offering of common stock during the first quarter of 2000 in the amount of $2,409,390, offset by payments on notes payable in the amount of $433,000.

In April 2001 each of the five Directors exercised 100,000 options to acquire Common stock, raising $21,873. In May the Company sold 500,000 of its shares in a private placement offering, raising $25,000.

In March 2000, the Company sold 6,569,444 shares of its common stock in private placement offerings, raising $2.4 million. Additionally, in February 2000 creditors holding $1,240,216 (balance due as of February 28, 2000) of notes payable, plus accrued interest of $66,971, converted their debt into 2,904,860 restricted common shares of the Company. The market price of the common stock at the time of conversion was $.75, and the exchange ratio of debt to common stock was $.45 per share. In March 2000 another creditor converted $143,720 of short-term debt, plus accrued interest of $107,884, into 561,111 restricted common shares of the Company. The market price of the common stock at the time of conversion was $2.625 and the exchange ratio of debt to common stock was $.45 per share. Each dollar of debt was converted into 2.22222 common shares. These notes were converted into common shares at the same price offered to the investors who purchased common shares through the private placement that closed March 31, 2000. The offering price was below the market price at the time, causing a non-cash loss on the conversion of notes payable in the amount of $1,852,595 during the three months ended March 31, 2000. In September 2000, a creditor converted $100,000 of short-term debt, plus accrued interest of $9,778, into 312,500 restricted common shares of the Company. The market price of the common stock at the time of conversion was $.719 and the exchange ratio of debt to common stock, per the terms of the note, was $.32 per share based upon the $100,000 principal only. The conversion ratio was each dollar of debt, including accrued interest, was converted into 2.84655 common shares.


On  January  31,  2001 a letter of credit for the  benefit of an LMDS  equipment
supplier  expired,  and  $170,772   of  cash  restricted  for  use as collateral
securing the letter of credit was released to us in February 2001.

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

On March 29, 2001 our wholly owned subsidiary, Mid-Cal Express, Inc., filed a Chapter VII bankruptcy petition to liquidate the company. This is the company that previously was in the trucking business, and whose operating assets were sold at the end of 1998. This event will created a non-recurring gain in the approximate amount of $700,000 for Prime's consolidated statements of operations for the year ended December 31, 2001. Approximately $700,000 of Mid-Cal liabilities was eliminated from our consolidated balance sheet, and our working capital and stockholders' equity was increased by approximately $700,000.

On January 26, 2002 we received written approval from the Rural Utilities Service, part of the U.S. Department of Agriculture, that our request for low interest rate 10 year debt financing was approved in the amount of $5,012,000. The funds from the loan will be used to construct 55 fixed broadband wireless systems in 24 communities in Pennsylvania and New York State. On April 12, 2002 the Secretary of Agriculture signed the loan documents, and they were delivered to us on that day for execution.

On January 30, 2002 we sold 6,500 shares of our Series "A" Convertible Preferred stock for $65,000, to our communications attorneys, in payment of that same amount which had been owed to them. These shares are convertible into our common stock at a conversion price of ten cents per share. The closing price of our common shares that day was $0.035.

In February 2002 we submitted two applications for grants to the Virginia Tobacco Commission under their program to encourage the development of broadband telecommunications services in certain areas of Virginia. If the applications are approved, we will construct and operate fixed broadband wireless systems in two communities in southern Virginia. We are negotiating with the Virginia Tech Foundation to enter into an agreement, similar to the one we have for the Roanoke, VA. market, for the commercialization of the LMDS licenses it owns in these two markets. The two grant applications total $1,025,000.

As of December 31, 2001 $140,134 is included in the balance on our accounts payable schedule for disputed billing from Hein + Associates LLC, our former auditor. Management and the Board of Directors determined that it was in the best interests of the Company to have our new auditor, Stonefield Josephson, Inc. audit 2000 in addition to the current requirement to have an audit performed for the year ended December 31, 2001. This decision was made based upon a number of factors including the year 2000 restatement and costs involved in the re-audit.

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



Risk Factors Associated with Owning our Securities
--------------------------------------------------


Our independent auditor has issued an opinion raising doubt about our ability to continue as a going concern. Reference is made to their footnote number 3 discussing the losses sustained by the Company in 2001 and 2000.
Management believes the steps taken to develop revenue paying customers on the fixed broadband wireless systems, to raise additional operating capital, and the liquidation of the former trucking business mitigate this risk; and management believes the Company will survive.

Prime has a Limited Operating History. If Prime does not successfully build, install, and implement its telecommunication systems, it will incur continued losses, and may not be able to remain in business. Prime has generated a cumulative net loss of $7,268,182 for the period from its inception through December 31, 2001. The ultimate success of Prime will, among other things, depend on its ability to build, install and implement the telecommunication systems necessary to provide high speed telecommunications services. The likelihood of the success of Prime must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of a new business enterprise, the competitive environment in which Prime operates, and the frequently encountered delays in the delivery of infrastructure equipment by telecom equipment manufacturers. In


2000, Prime experienced late delivery of ordered equipment, and also non-delivery of key components due to the lack of coordinated customer service and support by a vendor. If any required key component is not received by Prime, a telecommunications system cannot be commercially launched.

Prime's revenues will be derived primarily from customer fees that are contingent upon certain transactions (i.e. financings, system build-outs, sales, acquisitions, etc.) being successfully consummated by Prime.

The Telecommunications Industry is Highly Competitive. Prime competes with several entities, some of which have more financial resources and experience than Prime, which enable them to better withstand the impact of risks
associated   with  a  highly   competitive   industry.

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

Prime has a History of Losses and a Limited Operating History. If Prime does not successfully build its telecommunication systems and market its services to customers, it will incur continued losses, and may not be able to remain in business. Prime has generated a cumulative net loss of $7,268,182 for the period from its inception through December 31, 2001. In order to establish profitable operations, Prime must successfully market its systems and keep its expenditures in line with moderate revenues. Prime is subject to a number of risks including its ability to successfully market, distribute and sell its product, intense competition, and its reliance on a set of FCC licenses authorizing local multipoint distribution services within licensed service areas.

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


Dividend Policy
---------------
Prime does Not Intend to Cash Declare Dividends. The payment of future dividends on the common stock and the rate of such dividends, if any, will be determined by our Board of Directors in light of our earnings, financial condition, capital requirements and other factors. Investors risk not receiving any current nor future return on their investment. We have not paid any dividends on our common stock during the past two years. We expect to continue to retain all earnings generated by our operations for the development and growth of our business, and do not anticipate paying any cash dividends to our shareholders in the foreseeable future.


Penny Stock Rules
-----------------
Our Stock is Subject to the Penny Stock Rules. Investors in our stock risk having less liquidity than they may have in a stock not subject to the Penny Stock Rules. Pursuant to the Securities and Exchange Act of 1934, the Common Stock of Prime is classified as a penny stock, which means that it is subject to restrictions with respect to its marketability. SEC rule 15G-9 establishes certain sales practice requirements for such stock and, in particular, prior to a transaction:

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


Impact of Recently Issued Standards
-----------------------------------

In January 2001, the FASB Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Inasmuch as all debt instruments were entered into prior to November 16, 2000 and all of the debt discount relating to the beneficial conversion feature was previously recognized as expense in accordance with EITF 98-5, there is no impact on these financial statements. This EITF 00-27, could impact future financial statements, should the Company enter into such agreements.

In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 Supersedes Accounting Principles Boards ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase, therefore, eliminating the pooling-of-interest method defined in APB
16. The statement is effective for any business combination initiated after June 30, 2001, and applies to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption did not have a material impact on the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.



Seasonality and Inflation
-------------------------

Management does not believe the Company's operations are significantly affected by seasonality or inflation.



ITEM  7.  FINANCIAL  STATEMENTS

The Company's consolidated financial statements are attached as pages F-1 through F-26.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Certain information about directors and executive officers of the Company is set forth below:

                             OFFICERS AND DIRECTORS
                             ----------------------

The following table sets forth the names, ages and positions with the Company as of December 31, 2001 of all of the officers and directors (the "Named Executive Officers") of the Company. Also set forth below is information as to the principal occupation and background for each person in the table.

 a)  Directors  and  Executive  Officers  of  the  Company



NAME             AGE  DIRECTOR SINCE              POSITION
---------------  ---  --------------  ---------------------------------
Norbert Lima      56       1999       Chief Executive Officer, Director

Stephen Goodman   58       1999       Chief Financial Officer,
                                      Corporate Secretary, Director

Adrian Lima       31                  Vice President - Engineering

William Turley    64       2000       Director, Member of Audit Committee

Dennis Hinz       48       2000       Director, Chairman of Audit Committee



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


Mr. Goodman is skilled in banking and finance, having accumulated over thirty years of experience working for various organizations. Mr. Goodman was President of Contra Costa Financial Services, Inc. from 1989-1992, where he owned and managed this commercial and residential mortgage brokerage/banking firm. Mr. Goodman was involved with the FCC while at Contra Costa Financial Services, Inc., applying to participate in the lottery for a new spectrum of Specialized Mobile Radio licenses. From 1985-1989, Mr. Goodman worked for various savings & loan companies, and from 1977-1985 he served as President of Bay Capital Corporation & House of Money. Mr. Goodman worked in financial public relations on Wall Street from 1969-1970 and as a stockbroker for Loeb, Rhoades & Company from 1965-1966. Mr. Goodman served as Lieutenant Junior Grade in the US Coast Guard from 1966-1969. Mr. Goodman received his JD from William Howard Taft University in 1995, passing the California Baby Bar in 1992. Mr. Goodman received his BS in Economics from the University of Pennsylvania-Wharton School in 1965, and received his MBA with distinction in Finance from New York University in 1969. He is currently in the process of joining the faculty of the University of Phoenix and may teach undergraduate and graduate online courses in finance and management.




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


William Turley is President of Communications Engineering Inc., a well-established provider of telecommunications products and services including turnkey voice and data solutions; he founded the company in 1977. He has extensive experience in construction, operations, and engineering in the telephone industry dating from 1952 both in the private and public sectors. He holds a Class A & C-7 California Contractor's License and is a member in good standing of the Building Industrial Consulting Society International (BICSI). Prior to establishing his business in 1977, he was a science educator at Cal State University, San Diego City College, and at Kirchenpaur Gymnasium in Hamburg, Germany. He obtained his M.A. degree in Physical Science in 1971 and his B.S. degree in Physics in 1969, from California State University in San Diego. He is a member of Prime's Audit Committee.


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


On March 29, 2001 our wholly owned Mid-Cal Express, Inc. subsidiary filed a Chapter VII bankruptcy petition to liquidate the company. This is the company that previously was in the trucking business, and whose operating assets were sold at the end of 1998. This event created a non-recurring gain in the approximate amount of $700,000 for Prime's consolidated statements of operations for the year ended December 31, 2001. Approximately $700,000 of Mid-Cal liabilities were eliminated from our consolidated balance sheet, and our working capital and stockholders' equity was increased by approximately $700,000. Mr. Norbert Lima is the CEO of Mid-Cal and Mr. Goodman is the CFO of Mid-Cal.



ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth the aggregate cash and options compensation paid to all officers of Prime. The officers received no other compensation from
Prime:


----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
      Name            Principal      Year  Salary   Options   Exercise     Exercisable  Expiration
                      Position                                  Price
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
  Norbert Lima           CEO         2000  $ 95,833  95,833     $.21875      12/31/00    12/31/03
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
                                     2001  $100,000  47,917     $.32813      12/31/01    12/31/04
                                                     47,917      .32813      12/31/02    12/31/04
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
  Stephen Goodman        CFO         2000  $ 95,833  95,833     $.21875      12/31/00    12/31/03
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
                                     2001  $100,000  47,917     $.32813      01/31/01    12/31/04
                                                     47,917      .32813      12/31/02    12/31/04
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
  Adrian Lima      VP-Engineering    2000  $ 68,971  68,971     $.21875      12/31/00    12/31/03
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
                                     2001  $ 72,000  34,486     $.32813      01/31/01    12/31/04
                                                     34,486      .32813      12/31/02    12/31/04
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------


                              EMPLOYMENT AGREEMENTS
                              ---------------------

In accordance with the Commission Rules, the following are the Compensatory Plans and Arrangements of the Company:

Prime  Companies  401(k)
Prime Companies,  Inc. Incentive Stock Option Plans

On September 7, 2000, the Company approved employment agreements with its CEO and CFO, each providing for compensation at the rate of $8,333 per month for the three years ending December 31, 2002. On April 13, 2000 the Company approved compensation for its Vice-President - Engineering at the rate of $6,000 per month.

                                  STOCK OPTIONS
                                  -------------

On December 31, 2001 there were outstanding options on 1,058,123 shares to various individuals. Each option provides the right to purchase one share of common stock. 105,711 of these options expire December 31, 2002, 476,102 of these options expire December 31, 2003, and 476,320 expire December 31, 2004. All of the options expiring in 2002 are exercisable at $1.00 per share. All of the options expiring in 2003 are exercisable at $.21875. The options expiring in 2004 are exercisable at various prices from $.10 to $.5625 and the average exercise price is $.30. Mr. Goodman, Mr. Adrian Lima, and Mr. Norbert Lima have rights under the Year 2001, Year 2000, and the Year 1999 Employee Stock Option Programs. Messrs. Turley and Hinz each have 20,000 options under the Year 2001 Outside Director Stock Option Program. These options are currently exercisable and expire December 31, 2004. There are no other warrants, rights, conversion, privileges, or other rights pursuant to which Mr. Goodman, Mr. Adrian Lima or Mr. Norbert Lima or any other current Officer or Director has the right to acquire further shares in the Corporation.

In March 2000, the Board of Directors approved an employee stock option program for all employees on staff as of January 31, 2000, whereby each employee is granted the right to purchase the number of shares equal to 1999 gross earnings (at Prime or any of its subsidiaries) at $1.00 per share; the options vest immediately and expire December 31, 2002. The Company granted 105,711 options to purchase common stock and recorded compensation expense of $109,014 in connection with the 1999 Employee Stock Option Program during the year ended December 31, 2000.

In March 2000, the Board of Directors approved an employee stock option program for all employees employed by Prime in 2000 and on staff at December 31, 2000, whereby each employee is granted the right to purchase the number of shares equal to 2000 gross earnings (at Prime or any of its subsidiaries) at $1.50 per share; the options are to expire December 31, 2003, and vested on December 31, 2000. On December 13, 2000 the Board of Directors repriced the exercise price of these options to the closing price of the common stock on the last business day of 2000, December 29, 2000, which was $.21875. On December 31, 2000 516,102 options were automatically granted and vested under the 2000 Employee Stock Option Program.

In March 2000, the Board of Directors approved a stock option program whereby each outside director was granted 20,000 options for the year 2000, to expire December 31, 2002, at $1.00 per share. The options vested on January 1, 2001 to each outside director as of the date of grant who was still a director on December 31, 2000. As of December 31, 2000, Prime incurred additional consulting expense of $15,450 for this stock option program. On December 13, 2000 the Board of Directors repriced the exercise price of these options to the closing price of the common stock on the last business day of 2000, December 29, 2000, which was $.21875. On December 13, 2000 the Board of Directors amended the plan to include each current outside director who is still a director on December 31, 2000. On January 1, 2001 60,000 options were automatically granted and vested under the 2000 Outside Directors Stock Option Program.

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

In June 2001, the Board of Directors approved a stock option program whereby each outside director was granted 20,000 options for the year 2001, to expire December 31, 2004, at $.10 per share. The options vest on December 31, 2001 to each current outside director who is still a director on that date.


                              DIRECTOR COMPENSATION
                              ---------------------

The   Company's   directors   are  reimbursed  for  any  out-of-pocket  expenses
incurred by them for attendance at meetings of the Board of Directors or committees thereof. The Company compensates directors $500 for each meeting of the Board personally attended by such director, and $250 for each meeting attended telephonically.

In August   2000, the Board of Directors  authorized  compensation to members of the Audit Committee at the rate of $500.00 per meeting.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT

The following table sets forth certain information about the ownership of Prime's Common Stock as of December 31, 2001, by (i) those persons known by Prime to be the beneficial owners of more than 5 percent of the total number of outstanding shares of any class entitled to vote; (ii) each director and officer; and (iii) all directors and officers of Prime as a group. The table includes Common Stock issuable upon the exercise of options that are exercisable within 60 days. Except as indicated in the footnotes to the table, the named persons have sole voting and investment power with respect to all shares of Prime common stock shown as beneficially owned by them, subject to community property laws where applicable. The ownership figures in the table are based on the books and records of Prime.

               Name of         Amount and
Title of       Beneficial      Nature of
Class          Owner           Interest    Percentages      Address
---------------------------------------------------------------------------
Common Stock                                          409 Center Street
Par Value                                             Yuba City, CA 95991
$0.0001        Stephen Goodman(a)5,921,513    19%

Common Stock                                          409 Center Street
Par Value                                             Yuba City, CA 95991
$0.0001        Adrian Lima    (b)1,175,870     4%

Common Stock                                          409 Center Street
Par Value                                             Yuba City, CA 95991
$0.0001        Norbert Lima   (c)5,236,774    16%

Common Stock                                         155 Montgomery Street, #609
Par Value                                            San Francisco, CA 94104
$0.0001        Irving Pfeffer    2,792,187     9%

Common Stock                                          120 W 45 Street
Par Value                                             New York, NY 10036
$0.0001        David Shaw        2,030,744      6%

Common Stock                                         300 Colonial Center Parkway
Par Value      Swartz Private                        Roswell, GA 30076
$0.0001          Equity LLC   (d)1,673,100     5%

Common Stock  All Directors
Par Value         and
$0.0001        Officers as
                 a Group     (e)12,624,157    39%
--------------------------------------------------------------------------------



a) Includes options to purchase 129,250 common shares, which are currently exercisable.
b) Includes options to purchase 103,457 common shares, which are currently exercisable.
c) Includes options to purchase 123,750 common shares, which are currently exercisable.
d)   Includes 1,673,100 warrants, all of which are currently exercisable.
e) Includes options to purchase 396,457 shares, which are currently exercisable.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS


Norbert Lima, a Director and the Company's CEO, owns the real estate in which the Company's headquarters is located. The Company paid rent of $20,160 in 2001 and $16,367 in 2000 on its headquarters. A three year lease agreement was authorized by the Board of Directors in June 2000 and was entered into and executed that month.

Dennis Hinz is a Director of the Company. The accounting firm that he is a partner in, Ten, Haken, Hinz, and Carlos, prepared the Company's 1999 and 2000 state and federal tax returns. The agreed upon fee to be charged by his firm for this service was $2,500. Mr. Hinz has been appointed by the Board of Directors as the Chairman of the Company's audit committee.


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

                             SHAREHOLDER INFORMATION
                             -----------------------

Form  10-KSB  Availability:
A copy of the 2001 Form 10-KSB filed with the Securities and Exchange Commission will be forwarded preferably by email, upon request, to any shareholder. Requests should be directed to:

Norbert  Lima,  CEO
Prime  Companies,  Inc.
409  Center  Street
Yuba  City,  CA  95991
Or  by  email  to  adminpri@primecompanies.com


Transfer  Agent  and  Registrar:

Mountain Share Transfer
1625 Abilene Drive
Broomfield, CO 80020
Telephone: (303) 460-1149
Fax: (303) 438-9243
Email: beth@mountainsharetransfer.com

Independent  Auditors:

Stonefield Josephson, Inc.
1620 26th Street




Suite 400 South
Santa Monica, CA 90404-4041

Corporate  Offices:  Prime  Companies,  Inc.
Mailing  Address:  409  Center  Street,  Yuba  City,  CA  95991
Telephone:  (530)  755-3580


                                   SIGNATURES
                                   ----------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 15th day of April, 2002.



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


By:      /s/  William  Turley
         -------------------------------
         William  Turley
         Director


By:      /s/  Dennis Hinz
         -------------------------------
         Dennis Hinz
         Director










































                                                                                                PAGE

Independent Auditors' Report.....................................................................F-2

Consolidated Balance Sheets - December 31, 2001 and 2000 (Restated)..............................F-3

Consolidated Statements of Operations - For the Years Ended December 31, 2001 and 2000 (Restated)F-4

Consolidated Statements of Stockholders' Equity - For the Years Ended
     December 31, 2001 and 2000 (Restated).......................................................F-5

Consolidated Statements of Cash Flows - For the years ended December 31, 2001 and 2000 (Restated)F-6

Notes to Consolidated Financial Statements.......................................................F-7

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
Prime Companies, Inc.
Yuba City, California



We have audited the accompanying consolidated balance sheets of Prime Companies, Inc. and subsidiaries as of December 31, 2001 and 2000 (restated), and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Companies, Inc. and subsidiaries at December 31, 2001 and 2000 (restated), and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations in each of the past two years and has an accumulated deficit as of December 31, 2001 of $7,268,182, which raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. These financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.


/s/ STONEFIELD JOSEPHSON, INC.

STONEFIELD JOSEPHSON, INC.
Certified Public Accountants

Santa Monica, California
April 4, 2002



                    PRIME COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                     December        December
                                                                     31, 2001        31, 2000
                                                                                    (Restated)
                                                                   -----------     -----------
                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash and cash equivalents                                     $     1,702     $   264,093
     Restricted cash                                                      --           400,000
     Accounts receivable                                                31,535          27,821
     Inventory                                                          88,742          38,525
     Prepaid expenses and other current assets                          58,988           8,153
                                                                   -----------     -----------
         Total current assets                                          180,967         738,592

PROPERTY AND EQUIPMENT, net of Accumulated Depreciation
        of $213,693 for 2001 and $89,041 for 2000                      463,442         482,063
LICENSES, net of Accumulated Amortization
        of $117,909 for 2001 and $70,745 for 2000                      353,726         402,890
INTANGIBLES, net of Accumulated Amortization
        of $90,153 for 2001 and $50,085 for 2000                       112,182         152,250
OTHER LONG TERM ASSETS                                                    --            17,748
                                                                   -----------     -----------
TOTAL ASSETS                                                       $ 1,110,317     $ 1,793,543
                                                                   ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                              $   721,930         358,876
     Liabilities in excess of assets of subsidiary                        --           699,340
     Current portion of capital lease obligations                        1,652           9,070
     Deferred revenues                                                   9,242            --
     Accrued payroll and other current liabilities                     214,125          86,066
                                                                   -----------     -----------
              Total current liabilities                                946,949       1,153,352
                                                                   -----------     -----------

CAPITAL LEASE OBLIGATIONS, net of current portion                       17,580            --

STOCKHOLDERS' EQUITY:
     Preferred stock, $.0001 par value, 50,000,000 shares
         authorized, none issued and outstanding                          --              --
     Common stock, $.0001 par value, 100,000,000 shares
         authorized, 31,984,384, issued and outstanding                  3,198           2,672
     Additional paid-in capital                                      7,410,772       7,133,001
     Deferred offering costs                                              --          (856,005)
     Accumulated deficit                                            (7,268,182)     (5,639,477)
                                                                   -----------      ----------
              Total stockholders' equity                               145,788         640,191
                                                                   -----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 1,110,317      $1,793,543
                                                                   ===========      ==========



       See accompanying notes to these consolidated financial statements.

                                      F-3


                             PRIME COMPANIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        FOR THE YEARS ENDED
                                                                           DECEMBER  31,
                                                              ---------------------------------------
                                                                     2001                  2000
                                                                                        (Restated)
                                                              ---------------       -----------------


REVENUES                                                      $       455,202       $        492,035
                                                              ----------------      -----------------

COSTS AND EXPENSES:
     Cost of revenues                                                 389,595                251,355
     Selling, general, and administrative expenses                  1,527,224              1,931,823
                                                              ----------------      -----------------
         Total costs and expenses                                   1,916,819              2,183,178
                                                              ----------------      -----------------

LOSS FROM OPERATIONS                                               (1,461,617)            (1,691,143)
                                                              ----------------      -----------------

OTHER INCOME (EXPENSE):
     Interest income                                                    2,774                 44,662
     Interest expense                                                  (8,211)               (79,497)
     Other income, net                                                 24,720                  1,693
     Loss on securities available for sale                               --               (1,224,000)
     Write off of deferred offering costs                            (882,911)                  --
                                                              ----------------      -----------------
         Net other expense                                           (863,628)            (1,257,142)

NET LOSS BEFORE TAXES AND EXTRAORDINARY ITEM                       (2,325,245)            (2,948,285)
     Provision for taxes                                                2,800                  6,880
                                                              ----------------      -----------------

NET LOSS BEFORE EXTRAORDINARY ITEM                                 (1,445,134)            (2,955,165)
EXTRAORDINARY GAIN ON DEBT FORGIVENESS                                699,340                   --
EXTRAORDINARY LOSS ON CONVERSION OF NOTES PAYABLE                        --               (1,852,595)
                                                              ----------------      -----------------
NET LOSS                                                      $    (1,628,705)      $     (4,807,760)
                                                              ================      =================

BASIC & DILUTED PER SHARE INFORMATION:

    Loss before extraordinary item                            $         (0.08)       $         (0.10)
    Extraordinary gain on debt forgiveness                               0.02                   --
    Extraordinary loss on conversion of notes payable                    --                    (0.07)
                                                              ----------------      -----------------
    Net loss                                                  $         (0.06)       $         (0.17)
                                                              ================      =================

WEIGHTED AVERAGE SHARES OUTSTANDING                                28,684,916              28,265,246
                                                              ================      =================

                   See accompanying notes to these consolidated financial statements.




                                                  F-4











                                                       PRIME COMPANIES, INC. AND SUBSIDIARIES

                                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                             FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000 (Restated)


                                                                                OTHER                                       TOTAL
                                            COMMON STOCK        ADDITIONAL   COMPREHENSIVE   DEFERRED                  STOCKHOLDERS'
                                     -----------------------     PAID-IN        INCOME       OFFERING     ACCUMULATED       EQUITY
                                        SHARES       AMOUNT      CAPITAL        (LOSS)        COSTS        (DEFICIT)     (DEFICIT)
                                     -----------    --------   -----------    -----------    ---------     -----------   -----------


BALANCES, January 1, 2000 (Restated)  21,582,125    $  2,158   $   282,244    $   125,000   $    --      $   (831,717)  $  (422,315)

 Stock returned per settlement        (5,500,000)   $   (550)  $  (125,307)          --          --              --        (125,857)
 Issuance of common stock in
   connection with conversion
   of debt                             3,778,471         379     3,562,308           --          --              --       3,562,687
 Issuance of common stock, net of
   offering costs                      6,842,871         684     2,408,706           --          --              --       2,409,390
 Compensation expense recognized
   upon issuance of stock options           --           --        129,614           --          --              --         129,614
 Stock issued for purchase of other
   assets                                  1,000         --          2,000           --          --              --           2,000
 Stock issued for services                12,829           1        17,431           --          --              --          17,432
 Warrants issued in connection with
   equity line                              --           --        856,005           --      (856,005)           --            --
 Net Loss                                   --           --           --             --          --        (4,807,760)   (4,807,760)
 Adjustment on available
   for-sale securities                      --           --           --         (125,000)       --              --        (125,000)
                                     -----------    --------   -----------    -----------   ---------     -----------    -----------
BALANCES December 31, 2000 (Restated) 26,717,296    $  2,672   $ 7,133,001    $      --     $(856,005)    $(5,639,477)   $  640,191
                                     -----------    --------   -----------    -----------   ---------     -----------    -----------
 Issuance of common stock, net of
   offering costs                      3,476,387          50        24,948           --          --              --          24,998
 Exercise of options                     100,000          10        21,865           --          --              --          21,875
 Stock issued for services             1,690,701         466       204,052           --          --              --         204,518
 Warrants issued in connection
   with equity line                         --           --         26,906           --       (26,906)           --            --
 Elimination of Deferred Offering Costs     --           --           --             --       882,911            --         882,911
 Net Loss                                   --           --           --             --          --        (1,628,705)   (1,628,705)
                                     -----------    --------   -----------    -----------   ---------     -----------    -----------
BALANCES, December 31, 2001           31,984,384    $  3,198   $ 7,410,772           --     $    --       $(7,268,182)   $  145,788
                                     ===========    ========   ===========    ===========   =========     ===========    ===========

                   See accompanying notes to these consolidated financial statements.





































                              PRIME COMPANIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                                           ---------------------------------------
                                                                      2001                2000
                                                                                       (Restated)
                                                           ------------------  -------------------

CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                              $      (1,628,705)  $      (4,807,760)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation of property and equipment                          124,652              58,784
     Amortization of licenses and goodwill                            87,231              98,018
     Impairment on investment                                           --             1,224,000
     Write off of Deferred Offering Costs                            882,911                --
     Extraordinary gain on debt forgiveness                         (699,340)               --
     Interest related to beneficial conversion feature
       of note payable/convertible debenture                            --                40,625
     Compensation recognized upon issuance of stock
       and stock options                                                --               129,614
     Stock issued for services                                       204,518              17,432
     Extraordinary loss on conversion of notes payable                  --             1,852,595
     Changes in operating assets and liabilities:
     Restricted cash                                                 400,000            (400,000)
     Accounts receivable                                              (3,714)                542
     Inventory                                                       (50,216)            (24,675)
     Prepaid expenses and deposits                                   (33,087)              5,801
     Change in liabilities in excess of assets held for sale            --                12,042
     Accounts payable                                                363,053              16,785
     Deferred revenues                                                (2,505)             13,788
     Accrued payroll and other current liabilities                   149,969              21,151
                                                           ------------------  -----------------
         Net cash used in operating activities                      (205,234)         (1,741,258)
                                                           ------------------  -----------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                            (104,030)           (208,442)
                                                           -----------------   -----------------
         Net cash used in investing activities                      (104,030)           (208,442)
                                                           ------------------  -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from sale of stock                                      46,873           2,409,390
     Principal payments on notes payable and
       long-term debt                                                   --              (433,000)
                                                           ------------------  -----------------
         Net cash provided by financing activities                    46,873           1,976,390
                                                           -----------------   -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (262,391)             26,690

CASH AND CASH EQUIVALENTS, beginning of year                         264,093             237,404
                                                           -----------------   -----------------

CASH AND CASH EQUIVALENTS, end of year                     $           1,702   $         264,093
                                                           =================   =================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash payments for:
         Interest                                          $           5,605   $          38,872
                                                           =================   =================
         Income taxes                                      $            --     $           6,880
                                                           =================   =================


SUPPLEMENTAL DISCLOSURE OF NON-CASH
    TRANSACTIONS:
     Conversion of note payable and accrued interest
         to common stock                                   $            --     $       1,669,466
                                                           =================   =================
     Issuance of common stock for intangible asset         $            --     $           2,000
                                                           =================   =================
     Return of 5,500,000 shares of common stock
         per settlement agreement                          $            --     $         125,857
                                                           =================   =================
     Warrants issued in connection with Swartz
         Equity Agreement                                  $          26,906   $         856,005
                                                           =================   =================
     Write off of Deferred Offering Costs                  $         882,911   $            --
                                                           =================   =================
     Issuance of stock in exchange for services            $         204,518   $            --
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

         Pursuant to a Stock Purchase Agreement (the "Agreement") between Prime Companies, Inc. ("Prime"), a Delaware Corporation, a nonoperating public shell, and Worldnet, Worldnet was merged into Prime through a merger effective August 11, 1999. For financial statement purposes, Worldnet was considered the acquiring company, and Worldnet has treated this transaction as an acquisition of Prime. For legal purposes, however, Prime remained the surviving entity. Therefore, the combined entity retained Prime's capital structure. Prior to the merger, Prime had 6,507,742 shares of common stock outstanding held by various individuals. Pursuant to the agreement, Worldnet stockholders were issued 14,500,000 shares of Prime common stock. As a result of the stock exchange, the former shareholders of Worldnet held 69% of the outstanding shares of common stock of Prime. At the time of the merger, Prime had liabilities in excess of net assets of $428,193. This amount was charged to operations on the date of the merger as a cost of the reorganization. Subsequently, in September 2000, Prime acquired and retired 5,500,000 shares of Prime common stock from two of the founders of Nacc-Tel, in exchange for a one-half interest in three of the LMDS licenses acquired at the FCC auction in 1999. The net book value of the one-half interest in the three licenses was $125,857, net of accumulated amortization.

         The accompanying financial statements of the Company reflect and consolidate the operations of Prime and its subsidiaries.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Company's wholly-owned subsidiaries are described below:

          Prepaid Tel.com Inc. (Prepaid), a Delaware corporation, was formed in February 1999 as a wholly-owned subsidiary. Prepaid is a Competitive Local Exchange Carrier ("CLEC") certified by the California Public Utility Commission. During 2001 and 2000, Prepaid recognized revenues of approximately $53,000 and $15,000 from the sale of prepaid phone service, prepaid telephone cards, and related services such as voice mail and long distance, respectively.

          LMDS Communications Inc. (LMDS), a Delaware corporation, was formed in February 1999 as a wholly-owned subsidiary. LMDS is a telecommunications company with interests in the fixed broadband wireless sector. During 2001 and 2000 LMDS recognized revenues of approximately $46,000 and $400 from the sale of high speed internet access services, respectively.

          Mid-Cal Express, Inc. was a wholly-owned subsidiary of Prime. Mid-Cal ceased operations in December 1998 (prior to the acquisition by Worldnet). It filed a Chapter Seven Bankruptcy Petition in March, 2001 and has been liquidated. (See Note 15).

          Zenith Technologies Inc. (Zenith), a Delaware Corporation, was formed in December 1998 as a wholly-owned subsidiary of Prime Companies, Inc. In June 2001 it commenced operations to provide long distance telephone service. In July 2001 Prime declared a dividend to the shareholders by distributing one share of Zenith for every ten shares of Prime held by the stockholders. In August 2001 Zenith filed Form 10SB12G with the Securities and Exchange Commission to voluntarily become a fully reporting company. In October 2001 an NASD member firm filed form 15C211 with the NASD so that Zenith's common shares could be quoted for trading on the OTC Bulletin Board.


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

         Restricted Cash - The Company's restricted cash balance as of December 31, 2000 supported a letter of credit for capital equipment purchases.

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

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Licenses - Licenses include the amounts paid to the FCC to purchase licenses for Local Multipoint Distribution Services in certain markets. The licenses are being amortized on a straight-line basis over the initial term of the license, which is ten years. The Company recognized amortization expense for the years ended December 31, 2001 and 2000 of $47,164 and $57,951, respectively.

         Intangibles - Goodwill has been recorded in the amount of $200,335 for the Marathon transaction and $2,000 for the NTCOMM transaction. Goodwill is being amortized over 5 years and $90,153 has been amortized through December 31, 2001. An analysis of the value of the goodwill was performed in December 2001, and it was determined that there has been no impairment to the carrying value of the goodwill.

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

         Liabilities  in  excess  of  assets  of  terminated  subsidiary include
         400,000 shares of common stock of US Trucking, Inc., and cash of Mid-Cal Express, Inc. (the Company's inactive trucking subsidiary) net of payables to unsecured creditors of Mid-Cal Express Inc. The assets were pledged as security for the unsecured creditors and were held in escrow pending final settlement of the claims. As of December 31, 2000, the liabilities of Mid-Cal Express, Inc. exceeded the assets by $699,340. (See Notes 5 and 15). In March 2001 Mid-Cal Express, Inc. filed for protection under Chapter 7 of the U.S. Bankruptcy Code and has been liquidated, and the Company recorded an extraordinary gain in the first quarter of 2001.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Earnings Per Share - Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All common stock equivalents have been excluded as their effect is anti-dilutive.

         Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

         Investments - The U.S. Trucking stock included in liabilities in excess of assets of terminated subsidiary was considered available for sale. These securities were carried at fair value with unrealized gains or losses, net of tax, reported as a separate component of stockholders' equity. The change in unrecognized gain on available-for-sale securities during 2000 includes reclassification adjustments for $1,224,000 of losses recognized in operations from a permanent impairment taken against the investment due to a significant decrease in the market value of the shares.

         Deferred Offering Costs - The amount represents the fair market value of warrants issued to secure equity financing that was in process at December 31, 2001 and 2000. This amount, totaling $882,911 was written off entirely in 2001. Any funds raised under the financing agreement in the future will not need to be offset by the amount that has been written off.

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

         The customers of the Company's operations are located primarily in California and Pennsylvania. At December 31, 2001 and 2000, approximately $25,659 and $27,863 representing 70% and 69% of trade receivables was due from four and two customers, respectively. No other customers accounted for more than 10% of the Company's trade receivables at December 31, 2001 and 2000.


          Fair Value of Financial Instruments - The estimated fair values for financial instruments under FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents, accounts receivable and accounts payable approximate their carrying value due to their short-term nature. The estimated fair value of long-term debt approximates its carrying value because it carries interest rates which approximates current market rates.

         Recent Accounting Pronouncements:

          In January 2001, the FASB Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Inasmuch as all debt instruments were entered into prior to November 16, 2000 and all of the debt discount relating to the beneficial conversion feature was previously recognized as expense in accordance with EITF 98-5, there is no impact on these financial statements. This EITF 00-27, could impact future financial statements, should the Company enter into such agreements.

          In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 which supercedes Accounting Principles Boards ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase, therefore, eliminating the pooling-of-interest method defined in APB 16. The statement was effective for any business combination initiated after June 30, 2001, and applies to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption did not have any impact on the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

                    PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          In July 2001,  the  FASB  issued  SFAS No. 142,  "Goodwill  and  Other
          Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

          In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.


         Restatements - The accompanying financial statements for 2000 have been restated to reflect a change in the method of accounting for the acquisition of Marathon from a reorganization of related entities under common control to the purchase method of accounting. Additional information regarding the restatement is included in note 4 to the financial statements.

         Reclassifications - Certain reclassifications have been made to the prior year statements to conform to the presentation as of December 31, 2001. Such reclassifications had no effect on the previously reported net loss.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       BASIS OF PRESENTATION:
         ---------------------

         As shown in the accompanying financial statements, the Company has reported significant net losses for the years ended December 31, 2001 and 2000 of $1,628,705 and $4,807,760, respectively resulting in an accumulated deficit of $7,268,182 as of December 31, 2001. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.


         During the later part of 2000, the Company took steps to obtain financing including signing an agreement as amended with an institutional investor for up to $30 million in equity funding. (See
         Note 10). During 2001, the Company signed additional agreements with financial advisors to obtain funding (See Note 16). The Company's ability to continue as a going concern is dependent on obtaining additional financing to fund current operations and, ultimately, generating sufficient revenues to obtain profitable operations. No assurance can be given that the Company will be successful in its financing efforts. The financial statements do not include any adjustments relating to the recoverability and classifications of reported asset amounts or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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

         In prior years, the acquisition of Marathon had been originally treated under the purchase method of accounting. The former auditors re-reviewed the transaction and incorrectly determined that the "method" to account for the transaction should have been as a reorganization of related party entities under common control. An amended Form 10KSB for the year ended December 31, 1999 was filed in October 2000, to restate the financials for that year based upon the Marathon transaction then being treated as a reorganization. Upon review by the SEC of the Company's filing in November 2000 of Form SB2, it was concluded that the acquisition should be accounted for under the purchase method. The financial statements for the year ended December 31, 2000 are accordingly restated and incorporated in this document.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The original change in the method of accounting for the Marathon acquisition to a reorganization of related parties under common control had the following effect on the 1999 financials: (1) elimination of goodwill in the amount of $200,335, (2) elimination of amortization of $10,017, (3) reduction of PP&E by $1,050, (4) increase in cost of sales by $12,783, and (5) increase in GS&A expenses by $178,585, all resulting in an increase of $181,351 to the consolidated net loss. The purchase price for Marathon now recorded in the accounts is based upon the fair value of the PRMC shares issued to Adrian Lima in the amount of $196,552; $7,950 is Equipment and $188,602 ($10,017 amortization and $178,585 GS&A) was expensed in 1999 as stock based compensation.

         Accounting for the transaction under the purchase method, the effect on the December 31, 1999 balance sheet was an increase in net assets of $191,368 and a reduction of the net loss by $181,351. The year 2000 financials have been amended to account for $40,068 amortization of goodwill. The net balance for the goodwill account as of December 31, 2001 is now $110,182, and the goodwill is now being amortized over a five year period.


5.       LIABILITIES IN EXCESS OF ASSETS OF SUBSIDIARY/EXTRAORDINARY GAIN:
         -----------------------------------------------------------------

         Mid-Cal Express, Inc., ceased operations in December 1998 and its assets had been pledged as security for the settlement of claims by its unsecured creditors. The assets were held by the Credit Managers Association of Southern California who was in the process of liquidating the assets and making final distribution to the creditors. The liabilities in excess of assets of subsidiary which was liquidated in March 2001 upon filing of a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code, resulting in an extraordinary gain of $699,340, consisted of the following at December 31, 2000:


               Assets:
                   Cash in escrow                           $          1,199
                   Investments                                        76,000
                                                            ----------------
                        Total Assets                                  77,199
               Unsecured Creditors                                  (776,539)
                                                            -----------------
               Net Liabilities in Excess of Assets          $       (699,340)
                                                            =================

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.       PROPERTY AND EQUIPMENT:
         -----------------------

         Property and equipment at December 31, 2001 and 2000 consisted of the following:


                                                 2001          2000            ESTIMATED
                                                             Restated         USEFUL LIVES
                                               ---------    ---------        ---------------

           Office furniture and equipment      $  69,652    $  65,325        5 years
           Vehicles                               65,215       48,360        4 years
           Paging terminals                       71,764       71,764        7 years
           Site Improvements                      20,791       18,651        5 years
           DSL Equipment                          20,428       20,428        3 years
           LMDS Equipment                        370,024      347,526        7 years
           Fixed Broadband Wireless Equipment     59,261                     7 years
                                               ---------    ---------
                 Total Property and equipment    677,135      572,054
           Less accumulated depreciation        (213,693)     (90,091)
                                               ---------    ---------
                                               $ 463,442    $ 481,963
                                               =========    =========

         Depreciation expense for the years ended December 31, 2001 and 2000, was $124,652 and $58,784, respectively.


7.       NOTES PAYABLE TO RELATED PARTIES:
         ---------------------------------

         Interest expense to related parties was $750 and $24,546 for the years ended December 31, 2001 and 2000, respectively.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.       CONVERTIBLE NOTES PAYABLE:
         --------------------------

         In March 2000 an extraordinary non-cash loss on the conversion of notes payable was recorded in the amount of $1,852,595. This is related to the conversion by creditors holding $1,240,216 (balance due as of February 28, 2000) of notes payable, plus accrued interest of $66,971, into 2,904,860 restricted common shares of the Company. The market price of the common stock at the time of conversion was $.75, and the exchange ratio of debt to common stock was $.45 per share, which resulted in a $1,053,012 loss on conversion. In March 2000 another creditor converted $143,720 of short-term debt, plus accrued interest of $107,884, into 561,111 restricted common shares of the Company. The market price of the common stock at the time of conversion was $2.625 and the exchange ratio of debt to common stock was $.45 per share, which resulted in a $799,583 loss on conversion.


9.       Obligations Under Capital Lease:
         --------------------------------

         The Company leases certain property and equipment under capital lease and has capitalized property and equipment of $27,825 with accumulated depreciation of $18,551 as of December 31, 2001.

         Minimum future lease payments under capital lease as of December 31, 2001 and for the next four years and in the aggregate are as follows:

         Year ending December 31,
                    2002                            $  4,361
                    2003                               4,361
                    2004                               4,361
                    2005                              13,625
                                                    --------
         Net minimum lease payments                   26,708
         Less amount representing interest            (7,476)
                                                    --------
         Present value of minimum lease payments      19,232
         Less current maturities                      (1,652)
                                                    --------
                                                    $ 17,580
                                                    ========

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      STOCKHOLDERS EQUITY:
         --------------------

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

         In April 2001 each of the Directors exercised options to each acquire 20,000 shares of common stock at $0.21875 per share.

         In May 2001 the Company issued 900,000 shares for consulting services at $0.10 per share. These services have been and are being provided over a period of twelve months. During 2001 $56,250 was expensed and there was a balance of Prepaid Expenses of $33,750 as of December 31, 2001.

         In May 2001 the Company issued 500,000 shares for $25,000 in a private placement at $0.05 per share.

         In June 2001 the Company issued 476,387 shares in a private placement for services rendered by two Officers valued at $23,819, or $0.05 per share.

         In September 2001 the Company issued 2,500,000 shares in a private placement for services rendered by two Officers valued at $50,000, or $0.02 per share.

         In November 2001 the Company issued 499,034 shares for consulting services at $0.0465 per share.

         In December 2001 the Company issued 291,667 shares for consulting services at $0.06 per share. None of these services were provided prior to December 31, 2001 and therefore $17,500 is reflected as a prepaid expense as of December 31, 2001.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Warrants - On October 3, 2000, the Company entered into an investment agreement with Swartz Private Equity, LLC (Swartz). Subject to the fulfillment of certain conditions, the agreements provide the Company with an equity financing facility through which the Company may sell up to a total of $30,000,000 worth of shares of common stock, at their option, periodically over a 36 month period. The Company's ability to request a put advance under the facility is subject to the continued effectiveness of a resale registration statement filed with the Securities and Exchange Commission to cover the shares to be issued. The number of shares the Company may sell to Swartz varies depending on certain factors, including the market price of the common stock and the then current ownership interest of Swartz. The amount of common stock to be sold at each put will not be more than $2,000,000 or 15,000,000 million shares at the market price for such put, minus $0.075 per share, or 91% of the market price for a put advance less than $1,000,000. Since the Swartz agreement was contingent upon the Company's filing of a registration statement Form SB2, which did not occur during 2001, management decided not to go forward with this agreement.

         On September 9, 2000, the Company granted Swartz warrants to purchase 1,521,000 shares of common stock with an initial exercise price equal to $.687. The warrants vest in 3 stages: 507,000 at the end of the document review period (which occurred on October 3, 2000), the signing of the Investment Agreement on October 3, 2000 and 507,000 on the earlier of an effective registration statement as declared by the SEC or March 8, 2001. The exercise price of the warrants resets periodically. The original exercise price for the warrants reset to $0.531 (the lowest closing price for the five days preceding the signing of the Investment Agreement on October 3, 2000). If the date of exercise by the Investor is more than 6 months after the date of issuance, the exercise price will be reset to the lesser of (1) the exercise price in effect at the date of exercise, or (2) the lowest reset price determined on any 6-month anniversary date. The warrants expire 5 years from the date of the Investment Agreement in October 2005. On March 15, 2001 the Company entered into an Amended and Restated Investment Agreement with Swartz and issued Swartz an additional 152,100 warrants.

         The Company used the Black Scholes valuation model to determine the fair value of the warrants, including the fair value of the exercise price reset feature, at December 31, 2000 using a volatility of 165.5%, a three year period of expiration, and a risk free interest rate ranging from 5.06% to 5.95%. The Company recorded $856,005 in connection with the warrants issued in 2000, which was capitalized as a deferred offering cost in 2000. The Company recorded $26,906 in connection with the warrants issued in 2001, which was capitalized as a deferred offering cost in 2001. The deferred offering cost is classified as a contra-equity account as this amount represents a non-cash equity transaction. These costs were entirely written off to expense in the fourth quarter of 2001, upon management's decision not to go forward.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      STOCK OPTIONS PLANS:
         --------------------

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

         In January 2001 the Company adopted the 2001 Employee Stock Option Plan (the 2001 Plan). Under the 2001 Plan, employees on staff on January 17, 2001 are entitled to receive options to purchase the number of shares equal to their respective 2000 gross earnings (at Prime or any of its subsidiaries) at an exercise price equal to $0.328125 per share. New employees receive options on their date of employment equal to the estimated amount of their anticipated 2001 earnings, and the exercise price on their options is 150% of the closing price of the shares on their first day of employment. The options vest 50% on December 31, 2001 and 50% on December 31, 2002. The options expire on December 31, 2004.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table sets forth the activity for all option activity during the years ended December 31, 2001 and 2000.

                                     NUMBER OF SHARES        AVERAGE EXERCISE
                                                              PRICE PER SHARE
                                     ------------------    --------------------

         Balance, January 1, 2000          2,555,209       $              2.05

         Granted                             721,813                       .33
         Expired                          (2,555,209)                     2.05
         Canceled/Forfeited                  (40,000)                      .22
                                     ----------------      -------------------

         Balance, December 31, 2000          681,813       $               .34

         Granted                             651,159                       .33
         Expired                                -                          -
         Exercised                          (100,000)                      .22
         Canceled/Forfeited                 (174,849)                      .39
                                     ----------------      -------------------

         Balance, December 31, 2001        1,058,123       $               .33
                                     ================      ===================

         At December 31, 2000, the Company had options to purchase 105,711 shares of common stock exercisable at the price of $1.00 and options to purchase 516,102 shares of common stock exercisable at the price of $.22. The remaining options became exercisable in 2001.

         At December 31, 2001 the Company had options to purchase 105,711 shares of common stock exercisable at $1.00, options for 427,190 shares at $0.32813, options for 476,102 shares at $0.21875, options for 9,120 shares at $0.1125, and options for 40,000 shares at $0.10 per share.

         If not previously exercised, canceled or forfeited, the outstanding options will expire as follows:


                                          NUMBER OF SHARES   AVERAGE EXERCISE
            PERIOD ENDED DECEMBER 31,                         PRICE PER SHARE

                                         ----------------    ----------------
            2002                                  105,711    $           1.00
            2003                                  476,102                 .22
            2004                                  476,310                 .30
                                         ----------------    ----------------

         Balance, December 31, 2001             1,058,123    $            .33
                                         ================    ================


         As noted in Note 2, the Company has not adopted the fair value accounting prescribed by FASB123 for employees. Had compensation cost for stock options issued to employees been determined based on the fair value at grant date for options awarded in 2001 consistent with the provisions for FASB123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts indicated below:

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             YEAR ENDED
                                                         DECEMBER 31, 2001
                                                         -----------------


         Net Loss                                        $     (1,670,900)
                                                         =================

         Basic and diluted net loss per common share     $       (.06)
                                                         =================

         The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rates ranging from 4.03% to 4.81%, expected life of three years, dividend yield of 0%, and expected volatility of 281%. The weighted-average fair value of the options granted during the year ended December 31, 2001 was $0.24.



12.      INCOME TAXES:
         -------------

         Income tax expense for the indicated periods is comprised of the following:
                                            For the Years Ended
                                               December 31,
                                         2001                  2000
                                 ---------------------  ----------------

        Current
                  Federal        $        -             $        -
                  State                  2,800                  6,880
                                 ----------------       ----------------
                                 $       2,800          $       6,880
                                 ================       ================

        Deferred
                  Federal                 -                      -
                  State                   -                      -
                                 ----------------       ----------------
                                 $        -             $        -
                                 ================       ================

         The actual income tax expense differs from the expected tax expense (benefit)as computed by applying the U.S. Federal corporate income tax rate of 34% for each period as follows:


                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            For the years ended
                                                               December 31,
                                                         2001                  2000
                                                 ----------------       ----------------
       Amount of expected tax benefit            $       (552,900)      $     (1,618,740)
       Non-deductible expenses                            311,300                645,928
       State taxes, net                                     1,800                  4,541
       Change in valuation allowance                      242,000                975,151
       Other                                                  600                   --
                                                 ----------------       ----------------
                                                 $          2,800       $          6,880
                                                 ================       ================

          The components of the net deferred tax asset and liability recognized are as follows:

                                                                DECEMBER 31,        DECEMBER 31,
                                                                    2001                2000
                                                              ----------------    ----------------
       Current deferred tax assets (liabilities)
          Accrued expenses                                    $        39,000     $          6,500
          APB 25 compensation expense                                  55,500               51,400
          Deferred revenue                                               -                   5,500
          Other accrued liabilities                                     1,300                4,800
                                                              ---------------     ----------------
          Total current deferred tax assets (liabilities)              95,800               68,200
          Valuation allowance                                         (95,800)             (68,200)
                                                              ---------------     ----------------
       Net current deferred tax assets (liabilities)          $          -        $           -
                                                              ===============     ================

       Long-term deferred tax assets (liabilities):
          Unrealized loss on investment                       $          -        $        485,700
          Intangible asset                                             25,700               14,100
          Depreciation                                                 46,800               72,600
          Net operating loss carry-forwards                         3,445,500            2,739,800
                                                              ---------------     ----------------
          Total long-term deferred tax assets (liabilities)         3,518,000            3,312,200
       Valuation allowance                                         (3,518,000)          (3,312,200)
                                                              ---------------     ----------------
       Net long-term deferred tax asset (liability)           $          -        $           -
                                                              ===============     ================

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company will continue to assess the realizability of the deferred tax assets in future periods. The valuation allowance increased by $233,600 and $175,000 during the years ended December 31, 2001 and 2000 respectively.

         As of December 31, 2001, the Company has available federal net operating loss carry forwards for income tax purposes of $8,300,000, which expire on various dates through 2021. The Company has state net operating loss carry forwards of $7,880,000, which expire on various dates through 2011. Due to the change in control of Prime, the benefit of the net operating losses generated by Prime prior to the acquisition by Worldnet will be significantly limited by certain consolidated return filing regulations and limitations under Section 382.


13.      EMPLOYEE DEFINED CONTRIBUTION PLAN:
         -----------------------------------

         Effective January 1, 1998, the Company adopted a 401K Profit Sharing Plan (the "Plan") covering all employees. To be eligible to participate in the Plan, employees must be age 21 and must complete at least 83.33 hours of service per month for at least 6 months. Contributions to the Plan are invested at the direction of the participant. The Company made matching contributions in the amount of $8,319 to the Plan during the year ended December 31, 2000. No contributions were made to the plan during the year ended December 31, 2001.

14.      COMMITMENTS AND CONTINGENCIES:
         ------------------------------

         Leases: - The Company leases operating facilities and equipment under operating leases which expire at various dates through December 31, 2006. Facility leases provide for payment of real estate taxes, insurance, and maintenance expenses by the Company. In addition, the Yuba City facility lease is held by Mr. Bert Lima, President and CEO of the Company. The rent paid to Mr. Lima was $20,160 and $16,367 for the years ended December 31, 2001 and 2000 respectively.

                 Year ending December 31,
                          2002                                   85,116
                          2003                                   63,461
                          2004                                   36,971
                          2005                                   27,753
                          2006                                    3,308
                                                       ----------------
                                                       $        216,609
                                                       ================

         Rent   expense   totaled   $62,340   and  $49,246  for  2001  and  2000
         respectively.


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

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Purchase commitments:
         ---------------------

         In May 2000, the Company signed an agreement with Alcatel, a supplier for LMDS. As part of the agreement, the Company opened a bank account supporting a letter of credit with Alcatel. The agreement mandates terms such as shipping, payment transfers and vendor support policies. There are no requirements for the Company obligating them to make future purchases. Prior to December 31, 2001 the agreement had expired.


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

         In September 2000, the Company reached a settlement in two lawsuits with former officers and directors seeking payment of $32,000 due for advances made on behalf of the Company. The Company had filed a cross-complaint claiming the advances were capital contributions and was seeking to recover 4,500,000 shares of its common stock held by the plaintiff, and to be reimbursed for legal fees arising from this action. The settlement with the former officers and directors provides for the Company to receive 5,500,000 common shares back from the two former officers for cancellation. In addition, the Company disaggregated three of its eight LMDS licenses and assigned half of three licenses, with a total net book value of $125,857 (net of accumulated amortization), to an entity to be designated by the former officers. Due to the related party nature of the transaction, the Company recorded the settlement based on its historical cost because recording the transaction at the fair market value of the shares would have resulted in a material gain between related parties.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.      SEGMENT REPORTING:
         ------------------

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




                                              December 31, 2001
                                              -----------------

                                Prime          Prepaid      Nacc-Tel        LMDS
                            ------------    ------------  ------------  ------------

 Revenues                   $        235    $     52,672  $    355,873  $     46,422
                            ============    ============  ============  ============
 Gross Margin                        14%             57%           64%        -
                            ============    ============  ============  ============
 Selling, G&A Expense       $    873,248    $     83,260  $    272,892  $    297,824
                            ============    ============  ============  ============
 Interest Income            $      1,829    $        171  $        647  $        127
                            ============    ============  ============  ============
 Interest Expense           $      7,040    $     -       $      1,171  $     -
                            ============    ============  ============  ============
 Other Income               $      6,938    $     -       $     17,782  $     -
                            ============    ============  ============  ============
 W/O Deferred Offering Cost $    882,911    $     -       $       -     $     -
                            ============    ============  ============  ============
 Extraordinary Gain         $    699,340    $     -       $       -     $     -
                            ============    ============  ============  ============


























                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                              December 31, 2000
                                              -----------------

                                Prime          Prepaid      Nacc-Tel        LMDS
                            ------------    ------------  ------------  ------------

 Revenues                   $      -        $     15,219  $    476,416  $        400
                            ============    ============  ============  ============
 Gross Margin                      -                 42%           51%        -
                            ============    ============  ============  ============
 Selling, G&A Expense       $  1,395,916    $     68,028  $    310,591  $    157,288
                            ============    ============  ============  ============
 Interest Income            $     38,696    $      3,605  $      2,345  $         16
                            ============    ============  ============  ============
 Interest Expense           $     73,091    $     -       $      6,406  $     -
                            ============    ============  ============  ============
 Other Income (Expense)     $       (134)   $     -       $      1,827  $     -
                            ============    ============  ============  ===========
 Extraordinary Loss         $  1,852,595    $     -       $       -     $     -
                            ============    ============  ============  ============




16.     SUBSEQUENT EVENTS:
         -----------------

         In January 2002 the Company conveyed 6,500 shares of its Series A Convertible preferred shares to the principals of its communications law firm in satisfaction of $65,000 owed to the law firm for services rendered in 1999, 2000, and 2001. These shares are convertible into the Company's common shares at a conversion price of $0.10 per share.

         In February 2001, the Company submitted an application to the United States Department of Agriculture Rural Utilities Service for a $5 million broadband loan. The loan application was approved in January 2002, and the Company received the loan documents on April 12, 2002 for its execution.

         In February 2002 the Company submitted two applications for grants from the Virginia Tobacco Commission for the development of fixed broadband wireless services in two rural communities in Virginia. If approved, the Company will receive over $1 million from these two grants.