Form 10QSB
period 2002-03-31
PRIME COMPANIES INC
filed 2002-05-07
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB
                            (Filed on May 7, 2002)


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

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

As of March 31, 2002, 32,084,324 shares of Common Stock, $.0001 par value, were outstanding.

                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------

PART  I.    FINANCIAL  INFORMATION

     Item 1.    Financial  Statements:
          Condensed  Consolidated  Balance  Sheet
          as  of  March 31, 2002                                             3

          Condensed  Consolidated  Statements  of  Operations  for  the
          Three Months  ended  March 31, 2002  and  2001                     4

          Condensed  Consolidated  Statements  of  Cash  Flows  for  the
          Three  Months  ended  March 31,  2002  and  2001                   5

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

PART  I. FINANCIAL  INFORMATION

Item  1. Financial  Statements
         ---------------------

Condensed Consolidated Balance Sheet
Prime Companies, Inc. and Subsidiaries

ASSETS                                                                             31-Mar-02
                                                                                  (unaudited)
Current Assets
          Cash and cash equivalents                                               $    12,174
          Accounts receivable, net                                                     18,811
          Inventory                                                                    85,741
          Prepaid expenses and other current assets                                    36,780
                                                                                  -----------
                    Total Current Assets                                              153,506

Property and Equipment, net of Accumulated Depreciation of $235,906                   440,680
Licenses, net of Accumulated Amortization of $129,700                                 341,935
Intangibles, net of Accumulated Amortization of $100,170                              112,182
                                                                                  -----------
TOTAL ASSETS                                                                      $ 1,048,303
                                                                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
          Accounts Payable                                                            719,579
          Current portion of capital lease obligations                                  1,652
          Deferred revenues                                                             9,412
          Accrued payroll and other current liabilities                               249,720
                                                                                  -----------
                     Total Current Liabilities                                        980,363

Capital Lease Obligations, net of current portion                                      16,853

Minority Shareholders' Interest in Subsidiary, Zenith Technology, Inc.                 23,000

Stockholders' Equity
          Preferred Stock 50,000,000 shares authorized
                 Series 'A' $10.00 par value, 6,500 issued and outstanding             65,000
          Common Stock, $.0001 par value, 100,000,000 authorized
                      32,084,384 issued and outstanding                                 3,208
          Additional paid-in capital                                                7,415,762
          Accumulated Deficit                                                      (7,455,883)
                                                                                  -----------
                      Total Stockholders' Equity                                       28,087
                                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 1,048,303
                                                                                  ===========
The accompanying notes are an integral part of these condensed consolidated financial statements.







Condensed Consolidated Statements of Operations
Prime Companies, Inc. and Subsidiaries


                                                              Three months    Three months
                                                              ------------    ------------
                                                                 ended           ended
                                                               31-Mar-02       31-Mar-01
                                                              ------------    ------------
                                                              (unaudited)     (unaudited)
Revenues                                                      $     73,349    $     95,480

Cost of revenues                                                    72,261          82,179
                                                              ------------    ------------

Gross profit                                                         1,088          13,301

Selling, general & administrative expenses                         181,656         554,542

Other income (expense)                                              (3,000)          8,101
                                                              ------------    ------------

Loss from operations                                              (183,568)       (533,139)

Interest income                                                       -              2,263

Interest expense                                                    (4,130)           (708)
                                                              ------------    ------------

Loss before extraordinary item                                    (187,698)       (531,585)
                                                              ------------    ------------
Extraordinary gain on debt forgiveness                                -            699,340
                                                              ------------    ------------
Net gain (loss)                                                   (187,698)        167,755
                                                              ============    ============

Basic & diluted per share information:

     Loss before extraordinary item                                 (0.01)          (0.02)

     Extraordinary gain on debt forgiveness                          0.00            0.03

     Net gain (loss)                                          $     (0.01)    $      0.01
                                                              ============    ============

Weighted Average Shares, basic and diluted                      32,078,889      26,717,296
                                                              ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.





Condensed Consolidated Statements of Cash Flows
Prime Companies, Inc. and Subsidiaries

                                                                                         Three               Three
                                                                                      months ended        months ended
                                                                                       31 Mar-02            31-Mar-01
                                                                                      -----------         -----------
                                                                                      (unaudited)          (unaudited)
Cash Flows from Operating Activities
         Net income (loss)                                                            $  (187,698)        $   167,755
         Adjustments to reconcile net loss to net cash
            provided by (used in) operating activities
                Depreciation of property and equipment                                     26,878              27,585
                Amortization of licenses and goodwill                                      11,791              11,791
                Net loss on disposal of shares in subsidiary company                        3,000                -
                Extraordinary gain on debt forgiveness                                       -               (699,340)
                Preferred stock issued for services                                        65,000                -
            Changes in operating assets and liabilities:
                Restricted cash                                                              -                400,000
                Accounts receivable                                                        12,724             (42,918)
                Inventory                                                                   3,000              10,144
                Prepaids and deposits                                                      22,208               4,397
                Accounts payable                                                           (2,351)            (55,361)
                Deferred revenues                                                             170              (2,043)
                Accrued payroll and other current liabilities                              34,868              50,020
                                                                                      -----------         -----------
                              Net Cash provided by (used in) operating activities         (10,410)           (127,971)
                                                                                      -----------         -----------

Cash Flows from Investing Activities
          Purchases of Property and Equipment                                              (4,116)           (125,298)
          Proceeds from sale of Shares of Zenith Technology, Inc. subsidiary               20,000                -
                                                                                      -----------         -----------
                              Net Cash provided by (used in) investing activities          15,884            (125,298)
                                                                                      -----------         -----------

Cash Flows from Financing Activities
         Proceeds from sale of common stock                                                 5,000                -
                                                                                      -----------         -----------
                              Net Cash provided by financing activities                     5,000                -
                                                                                      -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       10,474            (253,269)

CASH AND CASH EQUIVALENTS, beginning of period                                        $     1,700         $   264,093
                                                                                      -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                                              $    12,174         $    10,824
                                                                                      ===========         ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING ACTIVITIES

Issuance of preferred stock in exchange for services                                  $    65,000         $      -
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

                     Prime Companies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
       ----------------------------------------------

The condensed consolidated balance sheet as of March 31, 2002, the related condensed consolidated statements of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Prime Companies, Inc. and subsidiaries as of March 31, 2002, the results of their operations for the three months ended March 31, 2002 and 2001, and their cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

The company during the quarter ended March 31, 2002 implemented SFAF No. 142 which, among other requirements, discontinued the amortization of goodwill (approximately $10,000 per quarter in the past). The Company will, during the second quarter, perform an analysis to determine whether any impairment losses are recordable during 2002. Management does not expect any such impairments to be material.


2.     Extraordinary Gain
       ------------------

During the three months ended March 31, 2001 the company recorded a net gain of $699,340 from the liquidation of its Mid-Cal Express, Inc. subsidiary. In March 2001, Mid-Cal Express, Inc. filed a petition for liquidation under Chapter 7 of the Bankruptcy Code, and assets with a net book value of $77,199 were conveyed in exchange for obligations with a recorded amount of $776,539. The gain was recognized, in accordance with Statement of Financial Accounting Standards No. 125, when the subsidiary was relieved of the obligations upon filing of the bankruptcy petition. The company met the condition of paragraph 16b. of SFAS 125; the debtor was legally released judicially from being the primary obligor under the liability during the first quarter of 2001.


3.     Subsequent Events
       -----------------

In February 2001, the Company submitted an application to the United States Department of Agriculture Rural Utilities Service for a $5 million broadband loan. The loan application was approved in January 2002, and the Company received the loan documents on April 12, 2002 for its execution. On April 17, 2002 the executed documents were returned to the RUS for the completion of their processing and the initial funding.

In April 2002 the Company sold an 18% interest in its Zenith Technology, Inc. subsidiary for $10,000, resulting in a gain of $1,000. As a result of this sale, the Company's interest in Zenith decreased from 54% to 36%.
                                       -6-

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

Results  of  Operations
-----------------------

Results of operations for the three months ended March  31, 2002 compared to the three months ended March 31, 2001

                                       Prime         Prime        NACC-Tel    NACC-Tel      LMDS      LMDS      Prepaid    Prepaid
                                     3/31/2002     3/31/2001     3/31/2002   3/31/2001   3/31/2002  3/31/2001  3/31/2002  3/31/2001
                                    ----------    -----------   ----------  ----------   ---------  ---------  ---------  ---------
Revenue                             $             $             $   54,544  $   72,278   $   8,062  $  13,896  $  10,673  $   9,307
Gross Margin                                                            40%         46%                               52%        66%
SG&A                                $   62,007    $   392,706   $   51,620  $   87,243   $  60,213  $  60,032      7,678  $  14,561
Gain on Debt Forgiveness                          $   699,340
Interest Expense                    $    4,130    $       706               $        2




During the three month period ended March 31, 2002 total sales revenue decreased to $73,339 from $95,480 for the corresponding period of the prior year. The decrease in revenue is attributed to a the general slowdown in our economy, and the resulting postponement of the replacement of legacy telecommunications equipment by our customers.

The gross margin as a percent of revenues decreased to 1% for the three month period ended March 31, 2001 from 41% in the corresponding period of the prior year. The erosion of the gross margin is due to the bandwidth overhead required to serve our LMDS customers, coupled with the decrease in the volume of our legacy interconnect telephone business. The anticipated savings in our bandwidth costs, which we reported in our 2001 annual report, only began to be realized in February 2002, and were not fully implemented until March, due to delays beyond the due date to provision the new service to us by our new vendor.

The Company's selling, general and administrative expenses for the three month period ended March 31, 2002 decreased to $181,656 from $554,542 for the corresponding period of the prior year. This decrease is due primarily to reduced corporate administrative expenses and sales expenses related to our LMDS business.

Interest expense for the three month period ended March 31, 2002 increased to $4,130 from $708 for the corresponding period of the prior year. The increase is attributable to the interest on a leased vehicle, and to interest charges on its payables.

Interest income for the three month period ended March 31, 2002 decreased to $0 from $2,263 for the corresponding period of the prior year. The decrease is attributed to the decrease in our cash position and the fact that interest was earned on funds in savings accounts in the first quarter of 2001.

An extraordinary gain on the liquidation of our Mid-Cal Express, Inc. subsidiary in the amount of $699,340 was recorded during the period ended March 31, 2001. On March 29, 2001 Mid-Cal Express filed a Chapter 7 bankruptcy petition to liquidate the company. At that date the liabilities of Mid-Cal Express on our consolidated books exceeded its assets by $699,340.

During the three month period ended March 31, 2002, NACC-Tel sales revenue decreased to $54,544 from $72,278 for the corresponding period of the prior year. The decrease in revenue is attributed to prospective customers' continuing concerns regarding the slowdown in the economy, causing a delay in their commitments  for  capital  expenditures  to  upgrade  their  telephone  systems.
Continuing into the future, increased marketing efforts and a greater geographical presence may tend to offset the negative effect caused by the current concern about the general economy. The larger geographical presence is directly related to our deployment of LMDS services in the aforementioned LMDS markets.

The NACC-Tel gross margin as a percent of revenues decreased to 40% for the three month period ended March 31, 2002 from 46% in the corresponding period of the prior period. The decrease in the gross margin is because our direct labor and overhead did not decrease in line with the decreased level of sales.

NACC-Tel's selling, general and administrative expenses for the three month period ended March 31, 2002 decreased to $51,620 from $87,243 for the corresponding period of the prior year. The decrease is attributed to our reduction of administrative staff and sales personnel as a result of the general economic slowdown we have been experiencing.

During the three month period ended March 31, 2002, sales revenue for Prepaid Tel.com increased to $10,673 from $9,307 for the corresponding period of the prior year. The increase in revenue is attributed to additional customers online since March 2001 as a result of an increased marketing effort between mid February and the second quarter of 2001.

Prepaid's gross margin as a percent of revenues decreased to 52% for the three month period ended March 31, 2002 from 66% in the corresponding period of the prior year. The decrease is due to the fact that the results for the first quarter of 2001 included a high number of new customers, with the related setup fee income having been earned in that period.

Prepaid's selling, general and administrative expenses for the three month period ended March 31, 2002 decreased to $7,678 from $14,561 for the corresponding period of the prior year. The decrease is attributed to our reduction of administrative staff and sales personnel.

During the three month period ended March 31, 2002, sales revenue from LMDS Communications decreased to $8,062 from $13,896 for the corresponding period of the prior year. The decrease in revenue is attributed to the fact that the results for the first quarter of 2001 include revenues from the sale of equipment and setup fees to new customers, which did not occur during the first quarter of 2002.

LMDS' gross margin as a percent of revenues for the three month periods ended March 31, 2002 and 2001 was negative due to the fact that we have not yet achieved the customer base required to cover the necessary bandwidth and infrastructure costs necessary to provide the LMDS service. Certain infrastructure overhead costs are required to be in place prior to the ability to generate the first dollar of revenue from each system. Our first system became commercially operational in August 2000.

LMDS' selling, general and administrative expenses for the three month period ended March 31, 2002 remained level at $60,213 compared to $60,032 for the
corresponding   period  of  the  prior   year.

Income taxes for the three month periods ending March 31, 2001 and 2001 were $0.


Liquidity  and  Capital  Resources
----------------------------------

At March 31, 2001 the Company had cash of $12,174 and a working capital deficit of $826,857. The increase in cash during the three months ended March 31, 2002 was due primarily to $10,410 being provided from our operations, plus $5,000 from the sale of our common stock and $20,000 from the sale and distribution of shares in our Zenith subsidiary, less $4,116 spent on the purchase of capital equipment required for our broadband wireless services. Management anticipates the initial funding from our $5,012,000 Rural Utilities Service broadband telecommunications loan to occur in May 2002.

Cash provided from operations was $10,410 for the three months ended March 31, 2002 compared to cash used in operations of $127,971 for the corresponding period of the prior year.

Cash provided from investing activities for the three months ended March 31, 2002 was $15,884 compared to cash used in investing activities of $125,298 for the corresponding period of the prior year. The cash invested during both periods was for the purchase of capital equipment. During the first quarter of 2002 we recorded the sale and distribution of some shares in our Zenith subsidiary, resulting in proceeds of $20,000.

Funds provided by financing activities for the three months ended March 31, 2002 was $5,000 compared to no financing activities for the corresponding period of the prior year. The cash provided in 2002 resulted from the private placement sale of 100,000 shares of common stock in January 2002.

The Company's ability to fully develop its Local Multipoint Distribution Service business is dependent upon its ability to obtain additional financing for the infrastructure equipment and working capital to develop the market opportunities. Management believes the actions taken to lease equipment, secure long term debt financing, raise additional cash through the private placement of shares, will be sufficient to sustain operations for at least the next twelve months.

                          PART II.   OTHER INFORMATION

Item  1.    Legal  Proceedings
            ------------------

See the Company's annual report on Form 10KSB for the year ended December 31, 2001.


Item  2.    Changes  in  Securities  and  Use  of  Proceeds
            -----------------------------------------------

In January 2002 the Company sold 100,000 shares of its common stock under a private placement to one of its outside directors at the closing price that day as reported by the NASDAQ Over-the-Counter Bulletin Board.


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

      None

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

                                                     PRIME  COMPANIES,  INC.
                                                     -----------------------
                                                     (Registrant)



Date:     May 7, 2002                              By:  /S/Norbert  J.  Lima
                                                        ----------------------
                                                     Norbert  J.  Lima
                                                     Chief  Executive  Officer



Date:     May 7, 2002                              By:  /S/Stephen  Goodman
                                                        ---------------------
                                                     Stephen  Goodman
                                                     Chief  Financial  Officer