Form 10QSB
period 2002-06-30
PRIME COMPANIES INC
filed 2002-08-09
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB
                            (Filed on August 9, 2002)


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

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

As of June 30, 2002, 32,274,324 shares of Common Stock, $.0001 par value, were outstanding.

                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------

PART  I.    FINANCIAL  INFORMATION

     Item 1.    Financial  Statements:
          Condensed  Consolidated  Balance  Sheet
          as  of  June 30, 2002                                              3

          Condensed  Consolidated  Statements  of  Operations  for  the
          Three and Six Months ended  June 30, 2002  and  2001               4

          Condensed  Consolidated  Statements  of  Cash  Flows  for  the
          Six Months ended  June 30,  2002  and  2001                        5

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

PART  I. FINANCIAL  INFORMATION

Item  1. Financial  Statements
         ---------------------


Condensed Consolidated Balance Sheet
Prime Companies, Inc. and Subsidiaries


ASSETS                                                                             30-Jun-02
                                                                                  (unaudited)
Current Assets
          Cash and cash equivalents                                               $   224,502
          Accounts receivable, net                                                     24,593
          Inventory                                                                   100,546
          Prepaid expenses and other current assets                                     6,480
                                                                                  -----------
                    Total Current Assets                                              356,121

Property and Equipment, net of Accumulated Depreciation of $276,533                   470,031
Licenses, net of Accumulated Amortization of $141,491                                 330,144
Goodwill                                                                              112,182
                                                                                  -----------
TOTAL ASSETS                                                                      $ 1,268,478
                                                                                  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
          Accounts Payable                                                            535,961
          Current portion of capital lease obligations                                  1,652
          Deferred revenues                                                             9,412
          Accrued payroll and other current liabilities                               251,409
                                                                                  -----------
                     Total Current Liabilities                                        798,434

Long Term Liabilities
          Note Payable, Rural Utilities Service                                       533,092
          Long Term Payables                                                           40,948
          Capital Lease Obligations, net of current portion                            15,763
                                                                                  -----------
                     Total Long Term Liabilities                                      589,803

Minority Shareholders' Interest in Subsidiary, Zenith Technology, Inc.                 32,000

Stockholders' Equity
          Preferred Stock $.0001 par value, 50,000,000 shares authorized
                      6,500 issued and outstanding                                     65,000
          Common Stock, $.0001 par value, 100,000,000 authorized
                      32,274,324 issued and outstanding                                 3,227
          Additional paid-in capital                                                7,429,043
          Accumulated Deficit                                                      (7,649,029)
                                                                                  -----------
                      Total Stockholders' Deficit                                    (151,759)
                                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $ 1,268,478
                                                                                  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.







Condensed Consolidated Statements of Operations
Prime Companies, Inc. and Subsidiaries


                                                              Three months    Three months     Six months      Six months
                                                              ------------    ------------    ------------    ------------
                                                                 ended           ended           ended           ended
                                                               30-Jun-02       30-Jun-01       30-Jun-02       30-June-01
                                                              ------------    ------------    ------------    ------------
                                                              (unaudited)     (unaudited)     (unaudited)      (unaudited)
Sales revenues                                                $     72,626    $    117,971    $    145,975    $    213,451

Cost of sales                                                        7,839          77,437          80,101         159,616
                                                              ------------    ------------    ------------    ------------

Gross profit                                                        64,787          40,534          65,874          53,835

Selling, general & administrative expenses                         331,560         413,165         438,760         967,707

Other income (expense)                                               1,000           9,611          (2,000)         17,712
                                                              ------------    ------------    ------------    ------------

Loss from operations                                              (265,773)       (363,020)       (374,886)       (896,160)

Interest income                                                          5             316               5           2,579

Interest expense                                                    (1,835)         (1,263)         (5,964)         (1,971)
                                                              ------------    ------------    ------------    ------------

Loss before taxes and extraordinary item                          (267,602)       (363,967)       (380,845)       (895,552)

                                                              ------------    ------------    ------------    ------------

Loss before extraordinary item                                    (267,602)       (363,967)       (380,845)       (895,552)

Extraordinary gain on debt forgiveness                                --              --              --           699,340
                                                              ------------    ------------    ------------    ------------

Net loss                                                          (193,146)       (363,967)       (380,845)       (196,212)
                                                              ------------    ------------    ------------    ------------

Comprehensive loss                                            $   (193,146)   $   (363,967)   $   (380,845)   $   (196,212)
                                                              ============    ============    ============    ============

Basic & diluted per share information:

     Loss before extraordinary item                                  (0.01)          (0.01)          (0.01)          (0.03)

     Extraordinary gain on debt forgiveness                            --              --              --             0.03

     Net loss                                                 $      (0.01)   $      (0.01)   $      (0.01)   $      (0.01)
                                                              ============    ============    ============    ============

Weighted Average Shares, basic and diluted                      32,088,560      27,564,671      32,083,065      27,140,983
                                                              ============    ============    ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.





Condensed Consolidated Statements of Cash Flows
Prime Companies, Inc. and Subsidiaries


                                                                                    Six months ended    Six months ended
                                                                                       30-Jun-02           30-Jun-01
                                                                                      -----------         -----------
                                                                                      (unaudited)          (unaudited)
Cash Flows from Operating Activities
         Net loss                                                                     $  (380,845)        $  (196,212)
         Adjustments to reconcile net loss to net cash
            used in operating activities
                Depreciation and Amortization                                              91,087              84,369
                Net loss on disposal of shares in subsidiary company                        2,000
                Extraordinary gain on debt forgiveness                                                       (699,340)
                Common stock issued for services                                           13,300
                Preferred stock issued for services                                        65,000
            Changes in operating assets and liabilities:
                Restricted cash                                                                               400,000
                Accounts receivable                                                         6,942              (3,608)
                Inventory                                                                 (11,805)             11,162
                Prepaids and deposits                                                      52,508             (69,049)
                Accounts payable                                                         (185,969)            295,305
                Deferred revenues                                                             170              (2,041)
                Accrued payroll and other current liabilities                              35,467              28,410
                                                                                      -----------         -----------
                              Net Cash used in operating activities                      (312,144)           (151,003)
                                                                                      -----------         -----------

Cash Flows from Investing Activities
          Purchases of Property and Equipment                                             (74,093)           (264,435)
          Proceeds from sale of shares of Zenith subsidiary to related parties             30,000                --
                                                                                      -----------         -----------
                              Net Cash used in investing activities                       (44,093)           (264,435)
                                                                                      -----------         -----------

Cash Flows from Financing Activities
         Proceeds from sale of stock                                                        5,000             160,692
         Channel partner financing                                                         40,948
         Proceeds from notes payable                                                      533,092                --
                                                                                      -----------         -----------
                              Net Cash provided by financing activities                   579,040             160,692
                                                                                      -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      222,802            (254,746)

CASH AND CASH EQUIVALENTS, beginning of period                                        $     1,700         $   264,093
                                                                                      -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                                              $   224,502         $     9,347
                                                                                      ===========         ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING ACTIVITIES

Issuance of common stock in exchange for services                                     $    13,300         $      --
                                                                                      ===========         ===========
Issuance of preferred stock in exchange for services                                  $    65,000         $      --
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

                     Prime Companies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
       ----------------------------------------------

The condensed consolidated balance sheet as of June 30, 2002, the related condensed consolidated statements of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Prime Companies, Inc. and subsidiaries as of June 30, 2002, the results of their operations for the three and six months ended June 30, 2002 and 2001, and their cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

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

The company has implemented SFAS No. 142, "Goodwill and Other Intangible Assets," with effect from January 1, 2002 which, among other requirements, discontinued the amortization of goodwill (approximately $10,000 per quarter in the past). The Company has performed the transitional first year impairment test per SFAS No. 142, and determined there is no material impairment.

The Company has elected to adopt early the provisions of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which among other matters, rescinds the extraordinary gain provisions on debt forgiveness of SFAS No. 4.


2.     Notes Payable
       -------------

The Notes Payable, Rural Utilities Service relate to advances received on the $5,012,000 broadband loan agreement with the US Department of Agriculture's Rural Utilities Service. Advances on the loan expire on April 1, 2005, and the maturity date for repayment of all outstanding principal and interest is April 1, 2012. Interest is payable on each advance at the comparable Treasury Rate for comparable maturities, not to exceed ten years. Monthly payments are required to repay the principal and interest no later than the maturity date. The loan is secured by a Mortgage, Security Agreement, and Financing Statement dated April 1, 2002.


3.     Long Term Payables
       ------------------

The Long Term Payables is comprised of $12,793 owing to a channel partner under a financing agreement wherein payments are due only from monthly revenues received from customers, as each unit of equipment is put into service. The balance of $28,155 is related to an obligation for equipment purchased not due within twelve months from June 30, 2002.


4.     Extraordinary Gain
       ------------------

The extraordinary gain of $699,340 on debt forgiveness during the six months ended June 30, 2001 related to liquidation of the Company's Mid-Cal Express subsidiary. Refer to our Annual Report Form 10K for the year ended December 31, 2001 for more details.



5.     Subsequent Events
       -----------------

In July 2002 the Company formalized its plans to commence the provisioning of fixed broadband wireless services to the Roanoke, Virginia marketplace, in accord with its agreement with the Virginia Tech Foundation. To accomplish this the Company has formed a subsidiary, Bright-Bridge Communications Networks, Inc., a Delaware corporation, for its Virginia operations. As of August 2002, Bright-Bridge has leased commercial office space in Roanoke, and has leased space on the radio tower on Mill Mountain in Roanoke. A regional manager to oversee the Virginia operation has been hired, and a managing technician has also been hired. The wireless system is planned to be operational by the end of August 2002. Bright-Bridge is in the process of applying to the Virginia State Corporation Commission to be certified as a competitive local exchange carrier.

In August 2002 the Company submitted the appropriate government forms to receive its third monthly tranche of financing in the amount of $190,789 from the United States Department of Agriculture Rural Utilities Service $5 million broadband loan agreement that it executed in April 2002.

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

Results  of  Operations - Segment Reporting
-------------------------------------------

Results of operations for the three months ended June 30, 2002 compared to the three months ended June 30, 2001

                                       Prime         Prime        NACC-Tel    NACC-Tel      LMDS      LMDS      Prepaid    Prepaid
                                     6/30/2002     6/30/2001     6/30/2002   6/30/2001   6/30/2002  6/30/2001  6/30/2002  6/30/2001
                                    ----------    -----------   ----------  ----------   ---------  ---------  ---------  ---------
Revenue                             $             $             $   55,002  $   89,276   $   9,409  $  13,623  $   8,205  $  15,072
Gross Margin                                                            40%         85%                               52%        59%
SG&A                                $  117,346    $   251,857   $   72,570  $   75,943   $  63,338  $  60,100  $   4,045  $  25,265
Gain on Investment                  $    1,000
Interest Expense                    $    1,835    $     1,148               $      115




Results of operations for the six months ended June 30, 2002 compared to the six months ended June 30, 2001

                                       Prime         Prime        NACC-Tel    NACC-Tel      LMDS      LMDS      Prepaid    Prepaid
                                     6/30/2002     6/30/2001     6/30/2002   6/30/2001   6/30/2002  6/30/2001  6/30/2002  6/30/2001
                                    ----------    -----------   ----------  ----------   ---------  ---------  ---------  ---------
Revenue                             $             $             $  109,546  $  161,554   $  17,471  $  27,519  $  18,879  $  24,379
Gross Margin                                                            55%         67%                               47%        41%
SG&A                                $  179,353    $   644,563   $  124,190  $  163,186   $ 123,551  $ 120,132  $  11,724  $  39,826
Gain on debt forgiveness            $             $   699,340
Gain on investment                  $    3,000
Interest Expense                    $    5,964    $     1,854               $      117




During the three month period ended June 30, 2002 total sales revenue decreased to $72,626 from $117,971 for the corresponding period of the prior year. During the six month period ended June 30, 2002 total sales revenue decreased to $145,975 from $213,451 for the corresponding period of the prior year. The decrease in revenue is attributed to a the general slowdown in our economy, and the resulting postponement of the replacement of legacy telecommunications equipment by our customers.


The gross margin as a percent of revenues increased to 89% for the three month period ended June 30, 2002 from 34% in the corresponding period of the prior year, and to 45% for the six month period ended June 30, 2002 from 25% in the corresponding period of the prior year. The improvement of the gross margin is mainly due to our successfully negotiating a reduction in our bandwidth overhead costs, which are required to serve our wireless customers. The anticipated savings in our bandwidth costs, which we reported in our 2001 annual report, only began to be realized in February 2002, and were not fully implemented until March, due to delays beyond the due date to provision the new service to us by our new vendor.

The Company's selling, general and administrative expenses for the three month period ended June 30, 2002 decreased to $257,104 from $413,165 for the corresponding period of the prior year, and for the six month period ended June 30, 2002 it decreased to $438,760 from $967,707 for the corresponding period of the prior year. The decreases are due primarily to reduced corporate administrative expenses and sales expenses related to our LMDS business.

Interest expense for the three month period ended June 30, 2002 increased to $1,835 from $1,263 for the corresponding period of the prior year, and for the six month period ended June 30, 2002 it increased to $5,964 from $1,971 for the corresponding period of the prior year. The increases are attributable to the interest on a leased vehicle, and to interest charges on accounts payable.

Interest income for the three month period ended June 30, 2002 decreased to $5 from $316 for the corresponding period of the prior year, and for the six month period ended June 30, 2002 it decreased to $5 from $2,579 for the corresponding period of the prior year. The decrease is attributed to the decrease in our cash position and the fact that interest was earned on funds in savings accounts in the first quarter of 2001.

An extraordinary gain on debt forgiveness relating to the liquidation of our Mid-Cal Express, Inc. subsidiary in the amount of $699,340 was recorded during the period ended March 31, 2001. On March 29, 2001 Mid-Cal Express filed a Chapter 7 bankruptcy petition to liquidate the company. At that date the liabilities of Mid-Cal Express on our consolidated books exceeded its assets by $699,340.

During the three month period ended June 30, 2002, NACC-Tel sales revenue decreased to $55,002 from $89,276 for the corresponding period of the prior year. During the six month period ended June 30, 2002, NACC-Tel sales revenue decreased to $109,546 from $161,554 for the corresponding period of the prior year. The decrease in revenue is attributed to prospective customers' continuing concerns regarding the slowdown in the economy, causing a delay in their commitments  for  capital  expenditures  to  upgrade  their  telephone  systems.
Continuing into the future, increased marketing efforts and a greater geographical presence may tend to offset the negative effect caused by the current concern about the general economy. The larger geographical presence is directly related to our deployment of LMDS services in the aforementioned LMDS markets.

The NACC-Tel gross margin as a percent of revenues decreased to 40% for the three month period ended June 30, 2002 from 85% in the corresponding period of the prior period. The decrease in the gross margin is because our direct labor and overhead did not decrease in line with the decreased level of sales, and because during the second quarter of 2001 we were able to utilize inventory that we had acquired at very advantageous pricing. The NACC-Tel gross margin as a percent of revenues decreased to 55% for the six month period ended June 30, 2002 from 67% in the corresponding period of the prior period. The decrease in the gross margin is because our direct labor and overhead did not decrease in line with the decreased level of sales.


NACC-Tel's selling, general and administrative expenses for the three month period ended June 30, 2002 decreased to $72,570 from $75,943 for the corresponding period of the prior year, and for the six month period ended June 30, 2002 it decreased to $124,190 from $163,186 for the corresponding period of the prior year. The decrease is attributed to our reduction of administrative staff and sales personnel as a result of the general economic slowdown we have been experiencing.

During the three month period ended June 30, 2002, sales revenue for Prepaid Tel.com decreased to $8,205 from $15,072 for the corresponding period of the prior year. During the six month period ended June 30, 2002, sales revenue for Prepaid Tel.com decreased to $18,879 from $24,379 for the corresponding period of the prior year. The decrease in revenue is attributed to additional competition coming into the California marketplace for prepaid dialtone customers, coupled with a curtailment in the Company's marketing effort in this sector of it business, as management has been focusing on the fixed broadband wireless sector of its business.

Prepaid's gross margin as a percent of revenues decreased to 52% for the three month period ended June 30, 2002 from 59% in the corresponding period of the prior year. Prepaid's gross margin as a percent of revenues decreased to 47% for the six month period ended June 30, 2002 from 62% in the corresponding period of the prior year. The decrease is due to the fact that the results for the first and second quarters of 2001 included a high number of new customers, with the related setup fee income having been earned in that period.

Prepaid's selling, general and administrative expenses for the three month period ended June 30, 2002 decreased to $4,045 from $25,265 for the corresponding period of the prior year, and for the six month period ended June 30, 2002 it decreased to $11,724 from $39,826 for the corresponding period of the prior year. The decrease is attributed to our reduction of administrative staff and sales personnel.

During the three month period ended June 30, 2002, sales revenue from LMDS Communications decreased to $9,409 from $13,623 for the corresponding period of the prior year. During the six month period ended June 30, 2002, sales revenue from LMDS Communications decreased to $17,471 from $27,519 for the corresponding period of the prior year. The decrease in revenue is attributed to the fact that the results for the first and second quarters of 2001 include revenues from the sale of equipment and setup fees to new customers, which did not occur during the first and second quarters of 2002.

LMDS' gross margin as a percent of revenues for the three and six month periods ended June 30, 2002 and 2001 was negative due to the fact that we have not yet achieved the customer base required to cover the necessary bandwidth and infrastructure costs necessary to provide the LMDS service. Certain infrastructure overhead costs are required to be in place prior to the ability to generate the first dollar of revenue from each system, and we anticipate these costs to be covered in the future by subscribing additional customers onto our wireless systems.

LMDS' selling, general and administrative expenses for the three month period ended June 30, 2002 increased slightly to $63,338 compared to $60,100 for the corresponding period of the prior year. LMDS' selling, general and administrative expenses for the six month period ended June 30, 2002 increased slightly to $123,551 compared to $120,132 for the corresponding period of the prior year. The slight increase is due to additional site rent obligations that we had not incurred during the first half of 2001.


Income taxes for the three and six month periods ending June 30, 2002 and 2001 were $0.


Liquidity  and  Capital  Resources
----------------------------------

At June 30, 2002 the Company had cash of $224,502 and a working capital deficit of $442,313. The increase in cash during the six months ended June 30, 2002 was due primarily to the initial funding of our broadband telecommunications loan from the US Department of Agriculture Rural Utilities Service in the amount of $535,345, $5,000 from the sale of our common stock, $30,000 from the sale and distribution of shares in our Zenith subsidiary to related parties, $12,793 from channel partner long term accounts payable, and $28,155 for an equipment obligation due in more than 12 months, less $74,093 spent on the purchase of capital equipment for our broadband wireless services, and $312,144 used in our operations. Management anticipates the monthly funding from our $5,012,000 Rural Utilities Service broadband telecommunications loan to occur for at least the next 24 months.

Cash used in operations was $312,144 for the six months ended June 30, 2002 compared to cash used in operations of $151,003 for the corresponding period of the prior year.

Cash used in investing activities for the six months ended June 30, 2002 was $44,093 compared to cash used in investing activities of $264,435 for the corresponding period of the prior year. The cash invested during both periods was for the purchase of capital equipment. During the first half of 2002 we recorded the sale and distribution of some shares in our Zenith subsidiary to related parties, resulting in proceeds of $30,000.

Funds provided by financing activities for the six months ended June 30, 2002 was $579,040 compared to $160,692 for the corresponding period of the prior year. The cash provided in 2002 resulted primarily from the first two tranches in the amount of $535,345 from our broadband telecommunications loan, from the private placement of shares of common stock in January 2002, and from long term accounts payable financing.

The Company's ability to fully develop its Local Multipoint Distribution Service business and its fixed broadband wireless systems is dependent upon its ability to obtain additional financing for the infrastructure equipment and working capital to develop the market opportunities. Management believes the actions taken to lease equipment, secure long term low interest rate debt financing, acquire long term accounts payable financing from channel partners, and raise additional cash through the private placement of shares, will be sufficient to sustain operations for at least the next twelve months.

                          PART II.   OTHER INFORMATION

Item  1.    Legal  Proceedings
            ------------------

See the Company's annual report on Form 10KSB for the year ended December 31, 2001.


Item  2.    Changes  in  Securities  and  Use  of  Proceeds
            -----------------------------------------------

In January 2002 the Company sold 100,000 shares of its common stock under a private placement to one of its outside directors at the closing price as reported by the NASDAQ Over-the-Counter Bulletin Board on the date funds were received.

In January 2002 the company issued 6,500 of its Class A Convertible Preferred Shares in satisfaction of approximately $65,000 of outstanding accounts payable.

In June 2002 the Company issued 190,000 shares of its common stock as payment to a consultant in the amount of $13,300 for internet website and software services.


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

      None


Item  5.    Other  Information
            ------------------

      None


Item  6.    Exhibits  and  Reports  on  Form  8-K
            -------------------------------------

      On June 4, 2002 we filed Form 8-K with the following information:

          On June 4, 2002, Prime Companies, Inc., through its subsidiary LMDS Communications Inc., received the initial funding on its long-term debt financing in the amount of $5,012,000. This financing is pursuant to the terms of the Broadband Loan Agreement (the "Agreement") dated as of April 1, 2002 between LMDS Communications Inc. and the United States of America, acting through the Administrator of the Rural Utilities Service.
          In compliance with the Agreement, these funds shall be used to furnish or improve broadband services in rural areas in the States of Pennsylvania and New York.


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

                                                     PRIME  COMPANIES,  INC.
                                                     -----------------------
                                                     (Registrant)


Date:     August 9, 2002                             By:  /S/Norbert  J.  Lima
                                                        ----------------------
                                                     Norbert  J.  Lima
                                                     Chief  Executive  Officer


Date:     August 9, 2002                             By:  /S/Stephen  Goodman
                                                        ---------------------
                                                     Stephen  Goodman
                                                     Chief  Financial  Officer
                                      -14