Form 10QSB
period 2002-09-30
PRIME COMPANIES INC
filed 2002-11-01
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB
                            (Filed on November 1, 2002)


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002
                                                 ------------------

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

As of September 30, 2002, 32,274,384 shares of Common Stock, $.0001 par value, were outstanding.

                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------

PART  I.    FINANCIAL  INFORMATION

     Item 1.    Financial  Statements:
          Condensed  Consolidated  Balance  Sheet
          as  of  September 30, 2002                                           3

          Condensed  Consolidated  Statements  of  Operations  for  the
          Three and Nine Months ended  September 30, 2002  and  2001           4

          Condensed  Consolidated  Statements  of  Cash  Flows  for  the
          Nine Months ended  September 30,  2002  and  2001                    5

          Notes  to  Condensed  Consolidated  Financial  Statements            6

     Item  2.    Management's  Discussion  and  Analysis
          of  Financial  Condition  and  Results  of  Operations               7


PART  II.    OTHER  INFORMATION

     Item  1.    Legal Proceedings                                          13

     Item  2.    Changes in Securities and use of proceeds                  13

     Item  3.    Defaults upon Senior Securities                            13

     Item  4.    Submission of Matters to Vote of Security Holders          13

     Item  5.    Other Information                                          13

     Item  6.    Exhibits and Reports on Form 8-K                           13

          Signatures                                                        14

          Certifications                                                    15

PART  I. FINANCIAL  INFORMATION

Item  1. Financial  Statements
         ---------------------


Condensed Consolidated Balance Sheet
Prime Companies, Inc. and Subsidiaries


ASSETS                                                                             30-Sep-02
                                                                                  (unaudited)
Current Assets
          Cash and cash equivalents                                               $    68,388
          Accounts receivable, net                                                     51,112
          Inventory                                                                    94,673
          Prepaid expenses and other current assets                                   152,162
                                                                                  -----------
                    Total Current Assets                                              366,335

Property and Equipment, net of Accumulated Depreciation of $322,231                   499,879
Licenses, net of Accumulated Amortization of $153,281                                 318,354
Goodwill                                                                              112,182
                                                                                  -----------
TOTAL ASSETS                                                                      $ 1,296,750
                                                                                  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
          Accounts Payable                                                            355,784
          Current portion of capital lease obligations                                  1,652
          Deferred revenues                                                             9,412
          Accrued payroll and other current liabilities                               212,914
                                                                                  -----------
                     Total Current Liabilities                                        579,762
                                                                                  -----------
Long Term Liabilities
          Note Payable, Rural Utilities Service                                     1,018,512
          Long Term Payables                                                           44,183
          Capital Lease Obligations, net of current portion                            14,673
                                                                                  -----------
                     Total Long Term Liabilities                                    1,077,368
                                                                                  -----------
Minority Shareholders' Interest in Subsidiaries, Zenith Technology, Inc.
                     and Bright-Bridge Communications Networks, Inc.                   28,867
                                                                                  -----------
Stockholders' Deficit
          Preferred Stock $.0001 par value, 50,000,000 shares authorized
                      6,500 issued and outstanding                                     65,000
          Common Stock, $.0001 par value, 100,000,000 authorized
                      32,274,384 issued and outstanding                                 3,227
          Additional paid-in capital                                                7,429,043
          Accumulated Deficit                                                      (7,886,517)
                                                                                  -----------
                      Total Stockholders' Deficit                                    (389,247)
                                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $ 1,296,750
                                                                                  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.







Condensed Consolidated Statements of Operations
Prime Companies, Inc. and Subsidiaries


                                                              Three months    Three months     Nine months     Nine months
                                                              ------------    ------------    ------------    ------------
                                                                 ended           ended           ended           ended
                                                               30-Sep-02       30-Sep-01       30-Sep-02       30-Sep-01
                                                              ------------    ------------    ------------    ------------
                                                              (unaudited)     (unaudited)     (unaudited)      (unaudited)
Sales revenues                                                $     96,207    $    137,598    $    242,182    $    351,049

Cost of sales                                                       25,276          92,424         105,377         252,040
                                                              ------------    ------------    ------------    ------------

Gross profit                                                        70,931          45,174         136,805          99,009

Selling, general & administrative expenses                         325,102         292,656         759,995       1,260,363

Other income (expense)                                              19,960          (8,027)         17,960           9,685
                                                              ------------    ------------    ------------    ------------

Loss from operations                                              (234,211)       (255,509)       (605,230)     (1,151,669)

Interest income (refund)                                                83             (11)             88           2,568

Interest expense                                                    (6,493)        (11,987)        (16,324)        (13,958)
                                                              ------------    ------------    ------------    ------------

Loss before taxes and extraordinary item                          (240,621)       (267,507)       (621,466)     (1,163,059)

                                                              ------------    ------------    ------------    ------------

Loss before extraordinary item                                    (240,621)       (267,507)       (621,466)     (1,163,059)

Extraordinary gain on debt forgiveness                                --              --              --           699,340
                                                              ------------    ------------    ------------    ------------

Net loss before minority interest                                 (240,621)       (267,507)       (621,466)       (463,719)

Less: Minority interest in net loss                                  3,133            --             3,133           --
                                                              ------------    ------------    ------------    ------------

Net loss                                                      $   (237,488)   $   (267,507)   $   (618,333)   $   (463,719)
                                                              ============    ============    ============    ============

Basic & diluted per share information:

     Loss before extraordinary item                                  (0.01)          (0.01)          (0.02)          (0.04)
                                                              ------------    ------------    ------------    ------------
     Extraordinary gain on debt forgiveness                            --              --              --             0.02
                                                              ------------    ------------    ------------    ------------
     Net loss                                                 $      (0.01)   $      (0.01)   $      (0.02)   $      (0.02)
                                                              ============    ============    ============    ============

Weighted Average Shares, basic and diluted                      32,274,384      28,913,463      32,148,340      27,665,789
                                                              ============    ============    ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.





Condensed Consolidated Statements of Cash Flows
Prime Companies, Inc. and Subsidiaries


                                                                                   Nine months ended    Nine months ended
                                                                                       30-Sep-02           30-Sep-01
                                                                                      -----------         -----------
                                                                                      (unaudited)          (unaudited)
Cash Flows from Operating Activities
         Net loss                                                                     $  (618,333)        $  (463,719)
         Adjustments to reconcile net loss to net cash
            used in operating activities
                Depreciation and Amortization                                             148,575             129,251
                Net loss on disposal of shares in subsidiary company                        2,000
                Extraordinary gain on debt forgiveness                                                       (699,340)
                Common stock issued for services                                           13,300
                Preferred stock issued for services                                        65,000
                Minority interest in net loss                                              (3,133)
            Changes in operating assets and liabilities:
                Restricted cash                                                                               400,000
                Accounts receivable                                                       (19,577)             (7,392)
                Inventory                                                                  (5,932)            (18,999)
                Prepaids and deposits                                                     (93,174)            (50,548)
                Accounts payable                                                         (366,146)            427,703
                Deferred revenues                                                             170              (2,041)
                Accrued payroll and other current liabilities                              (4,117)            109,395
                                                                                      -----------         -----------
                              Net Cash used in operating activities                      (881,367)           (175,690)
                                                                                      -----------         -----------

Cash Flows from Investing Activities
          Purchases of Property and Equipment                                            (149,640)           (264,435)
          Proceeds from sale of shares of Zenith subsidiary to related parties             30,000
                                                                                      -----------         -----------
                              Net Cash used in investing activities                      (119,640)           (264,435)
                                                                                      -----------         -----------

Cash Flows from Financing Activities
         Proceeds from sale of stock                                                        5,000             210,692
         Channel partner financing                                                         44,183
         Proceeds from notes payable                                                    1,018,512
                                                                                      -----------         -----------
                              Net Cash provided by financing activities                 1,067,695             210,692
                                                                                      -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       66,688            (229,433)

CASH AND CASH EQUIVALENTS, beginning of period                                        $     1,700         $   264,093
                                                                                      -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                                              $    68,388         $    34,660
                                                                                      ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING & FINANCING ACTIVITIES

Interest paid                                                                         $    12,139         $    13,958
                                                                                      ===========         ===========
Issuance of common stock in exchange for services                                     $    13,300         $      --
                                                                                      ===========         ===========
Issuance of preferred stock in exchange for services                                  $    65,000         $      --
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

                     Prime Companies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
       ----------------------------------------------

The condensed consolidated balance sheet as of September 30, 2002, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Prime Companies, Inc. and subsidiaries as of September 30, 2002, the results of their operations for the three and nine months ended September 30, 2002 and 2001, and their cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

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


2.     Note Payable
       ------------

The Note Payable, Rural Utilities Service relates to advances received on the $5,012,000 broadband loan agreement with the US Department of Agriculture's Rural Utilities Service. Advances on the loan expire on April 1, 2005, and the maturity date for repayment of all outstanding principal and interest is April 1, 2012. Interest is payable on each advance at the comparable Treasury Rate for comparable maturities, not to exceed ten years. Monthly payments are required to repay the principal and interest no later than the maturity date. The loan is secured by a Mortgage, Security Agreement and Financing Statement dated April 1, 2002.


3.     Long Term Payables
       ------------------

The Long Term Payables is comprised of $12,793 owing to a channel partner under a financing agreement wherein payments are due only from monthly revenues received from customers, as each unit of equipment is put into service. The balance of $31,390 is related to obligations for equipment purchased not due within twelve months from September 30, 2002.


4.     Extraordinary Gain
       ------------------

The extraordinary gain of $699,340 on debt forgiveness during the nine months ended September 30, 2001 related to liquidation of the Company's Mid-Cal Express subsidiary. Refer to our Annual Report Form 10K for the year ended December 31, 2001 for more details.



5.     Subsequent Events
       -----------------

In October 2002 the Company submitted the appropriate government forms to receive its fifth tranche of financing in the amount of $249,683 from the United States Department of Agriculture Rural Utilities Service $5 million broadband loan agreement that it executed in April 2002. These funds were received on October 28, 2002.

In July 2002 the Company entered into an agreement to sell the majority of its shares in it Zenith subsidiary. Various amendments had been made to that agreement in August and September at the request of the buyer. Each time an extension was granted by us, we received non-refundable deposits to be credited to the sales price. We received a net total of $19,260 in non-refundable deposits through September 30, 2002, and the closing date was scheduled for October 24, 2002. On October 24, 2002 we received notification from the buyer that it decided to not proceed with the transaction. We have included the $19,260 in 'other income' for the three months ended September 30, 2002.

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

In November 2001 Prime entered into an agreement with the Virginia Tech Foundation to commercially develop the Foundation's LMDS license in the Roanoke, Virginia area. In July 2002 the Company formalized its plans to commence the provisioning of fixed broadband wireless services to the Roanoke, Virginia marketplace. To accomplish this the Company and the Foundation formed a subsidiary, Bright-Bridge Communications Networks, Inc., a Delaware corporation, for its Virginia operations. In August 2002, Bright-Bridge leased commercial office space in Roanoke, and in September leased space on the radio tower on Mill Mountain in Roanoke. The wireless system is scheduled to be commercially operational during the month of November 2002.

Results  of  Operations - Segment Reporting
-------------------------------------------

Results of operations for the three months ended September 30, 2002 compared to the three months ended September 30, 2001

                     Prime         Prime        NACC-Tel    NACC-Tel      LMDS      LMDS      Prepaid    Prepaid     Bright-Bridge
                   9/30/2002     9/30/2001     9/30/2002   9/30/2001   9/30/2002  9/30/2001  9/30/2002  9/30/2001      9/30/2002
                  ----------    -----------   ----------  ----------   ---------  ---------  ---------  ---------    -------------
Revenue           $             $             $   77,841  $  113,900   $  11,755  $   7,374  $   6,611  $  16,238      $
Gross Margin                                         40%         94%                               94%        52%
SG&A              $  133,681    $   110,167   $   75,133  $   69,861   $  92,257  $  85,544  $   4,442  $  21,542      $  15,665
Gain on Investment$
Net Int. Exp (Inc)$     --      $    11,987   $       35  $      154   $   6,338       --         --         --             --
Other income      $   19,960           --           --          --          --         --         --         --             --



Results of operations for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

                                                                                                                           Bright-
                            Prime         Prime        NACC-Tel    NACC-Tel      LMDS      LMDS      Prepaid    Prepaid    Bridge
                         9/30/2002     9/30/2001     9/30/2002   9/30/2001   9/30/2002  9/30/2001  9/30/2002  9/30/2001   9/30/2002
                        ----------    -----------   ----------  ----------   ---------  ---------  ---------  ---------   ---------
Revenue                 $             $             $  187,466  $  275,474   $  29,226  $  34,893  $  25,490  $  40,617   $
Gross Margin                                                55%         78%                               59%        58%
SG&A                    $  313,034    $   755,330   $  199,323  $  233,047   $ 215,807  $ 205,676  $  16,166  $  61,368   $  15,665
Gain on debt forgiveness$             $   699,340
Gain on investment      $    3,000
Net Interest exp/(inc)  $    6,013    $    13,958   $    1,002  $      271   $   9,221
Other income            $   14 960    $     2,246


During the three month period ended September 30, 2002 total sales revenue decreased to $96,207 from $137,598 for the corresponding period of the prior year. During the nine month period ended September 30, 2002 total sales revenue decreased to $242,182 from $351,049 for the corresponding period of the prior year. The decrease in revenue is attributed to a the continuing general slowdown in our economy, and the resulting postponement of the replacement of legacy telecommunications equipment by our customers.


The gross margin as a percent of revenues increased to 74% for the three month period ended September 30, 2002 from 33% in the corresponding period of the prior year, and to 56% for the nine month period ended September 30, 2002 from 28% in the corresponding period of the prior year. The improvement of the gross margin is mainly due to our successfully negotiating a reduction in our bandwidth overhead costs, which are required to serve our wireless customers. The anticipated savings in our bandwidth costs, which we reported in our 2001 annual report, only began to be realized in February 2002, and were not fully implemented until March, due to delays beyond the due date to provision the new service to us by our new vendor.


The Company's selling, general and administrative expenses for the three month period ended September 30, 2002 increased to $325,102 from $292,656 for the corresponding period of the prior year. The increase is due primarily to higher G&A support for the Company's operating subsidiaries. The Company's selling, general and administrative expenses for the nine month period ended September 30, 2002 decreased to $759,775 from $1,260,363 for the corresponding period of the prior year. The decrease is due primarily to reduced corporate administrative expenses and sales expenses related to our LMDS business.

Interest expenses for the three month period ended September 30, 2002 decreased to $6,493 versus an expense of $11,987 for the corresponding period of the prior year. The decrease is due to a reduction of interest charges on our accounts payable, which was not fully offset by the interest on the RUS loan advances. Interest expenses for the nine month period ended September 30, 2002 increased to $16,324 from $13,958 for the corresponding period of the prior year. The increase is due to the interest paid on the RUS advances.


Interest income for the three month period ended September 30, 2002 increased to $83 from $11 (refund) for the corresponding period of the prior year. The increase is attributed to finance charges collected from customers who paid for their services after their payment due date. Interest income for the nine month period ended September 30, 2002 decreased to $88 from $2,568 for the corresponding period of the prior year. The decrease is attributed to the decrease in our cash position and the fact that interest was earned on funds in savings accounts in the first quarter of 2001.

An extraordinary gain on debt forgiveness relating to the liquidation of our Mid-Cal Express, Inc. subsidiary in the amount of $699,340 was recorded during the period ended March 31, 2001. On March 29, 2001 Mid-Cal Express filed a Chapter 7 bankruptcy petition to liquidate the company. At that date the liabilities of Mid-Cal Express on our consolidated books exceeded its assets by $699,340.

During the three month period ended September 30, 2002, NACC-Tel sales revenue decreased to $77,841 from $113,900 for the corresponding period of the prior year. During the nine month period ended September 30, 2002, NACC-Tel sales revenue decreased to $187,466 from $275,474 for the corresponding period of the prior year. The decrease in revenue is attributed to prospective customers' continuing concerns regarding the slowdown in the economy, causing a delay in their commitments for capital expenditures to upgrade their telephone systems. Continuing into the future, increased marketing efforts and a greater geographical presence may tend to offset the negative effect caused by the current concern about the general economy. The larger geographical presence is directly related to our deployment of LMDS services in the aforementioned LMDS markets.

The NACC-Tel gross margin as a percent of revenues decreased to 40% for the three month period ended September 30, 2002 from 94% in the corresponding period of the prior period. The decrease in the gross margin is because our direct labor and overhead did not decrease in line with the decreased level of sales, and because during the third quarter of 2001 we were able to utilize inventory that we had acquired at very advantageous pricing. The NACC-Tel gross margin as a percent of revenues decreased to 55% for the nine month period ended September 30, 2002 from 78% in the corresponding period of the prior period. The decrease in the gross margin is because our direct labor and overhead did not decrease in line with the decreased level of sales.


NACC-Tel's selling, general and administrative expenses for the three month period ended September 30, 2002 increased to $75,133 from $69,861 for the corresponding period of the prior year. The increase is due primarily to approximately $6,500 reclassified in 2001 from rent expense to other income, an increase of $1,800 in depreciation, and increase of $2000 in advertising, and an increase of approximately $6,000 in other G&A expense accounts, offset by a
 $10,000 reduction in the amortization of goodwill account. NACC-Tel's selling, general and administrative expenses for the nine month period ended September 30, 2002 decreased to $199,323 from $233,047 for the corresponding period of the prior year. The decrease is attributed to our reduction of administrative staff and sales personnel as a result of the general economic slowdown we have been experiencing.

During the three month period ended September 30, 2002, sales revenue for Prepaid Tel.com decreased to $6,611 from $16,238 for the corresponding period of the prior year. During the nine month period ended September 30, 2002, sales revenue for Prepaid Tel.com decreased to $25,490 from $40,617 for the corresponding period of the prior year. The decrease in revenue is attributed to additional competition coming into the California marketplace for prepaid dialtone customers, coupled with a curtailment in the Company's marketing effort in this sector of it business, as management has been focusing on the fixed broadband wireless sector of its business.

Prepaid's gross margin as a percent of revenues increased to 94% for the three month period ended September 30, 2002 from 52% in the corresponding period of the prior year. Prepaid's gross margin as a percent of revenues increased to 59% for the nine month period ended September 30, 2002 from 58% in the corresponding period of the prior year. The increase is due to the fact that during the second quarter of this year we terminated customers in a region, where we had a relatively high tariff cost for the services provided by the incumbent local exchange company. We had been unable to charge our customers in that region the fees commensurate with our normal gross margin, so we decided to cease providing services in that region. The benefits of this decision are reflected in the increase in our third quarter gross margin, because we received credits for monthly services we had previously prepaid to this carrier.

Prepaid's selling, general and administrative expenses for the three month period ended September 30, 2002 decreased to $4,442 from $21,542 for the corresponding period of the prior year, and for the nine month period ended September 30, 2002 it decreased to $16,166 from $61,368 for the corresponding period of the prior year. The decreases are attributed to our reduction of administrative staff and sales personnel.

During the three month period ended September 30, 2002, sales revenue from LMDS Communications increased to $11,755 from $7,374 for the corresponding period of The prior year. The increase is due to our signing up additional customers for our fixed wireless broadband services. During the nine month period ended September 30, 2002, sales revenue from LMDS Communications decreased to $29,226 from $34,893 for the corresponding period of the prior year. The decrease in revenue is attributed to the fact that the results for the first and second quarters of 2001 include revenues from the sale of equipment and setup fees to new customers, which did not occur during the first and second quarters of 2002.

LMDS' gross margin as a percent of revenues for the three and nine month periods ended September 30, 2002 and 2001 was negative due to the fact that we have not yet achieved the customer base required to cover the necessary bandwidth and infrastructure costs necessary to provide the LMDS service. Certain infrastructure overhead costs are required to be in place prior to the ability to generate the first dollar of revenue from each system, and we anticipate these costs to be covered in the future by subscribing additional customers onto our wireless systems.

LMDS' selling, general and administrative expenses for the three month period ended September 30, 2002 increased to $92,257 compared to $85,544 for the corresponding period of the prior year. LMDS' selling, general and administrative expenses for the nine month period ended September 30, 2002 increased slightly to $215,807 compared to $205,676 for the corresponding period of the prior year. The increases are due to additional site rent obligations that we had not incurred during the first nine months of 2001.

Bright-Bridge's selling, general and administrative expenses for the three month period ended September 30, 2002 were $15,665 compared to $-0- in the prior year, as the company is just now commercially commencing operations. The increase is for the payroll and rents incurred during the months of August and September 2002.


Income taxes for the three and nine month periods ending September 30, 2002 and 2001 were $0.


Liquidity  and  Capital  Resources
----------------------------------

At September 30, 2002 the Company had cash of $68,388 and a working capital deficit of $213,427. The increase in cash during the nine months ended September 30, 2002 was due primarily to the funding of our broadband telecommunications loan from the US Department of Agriculture Rural Utilities Service in the amount of $1,018,512 net, $5,000 from the sale of our common stock, $30,000 from the sale and distribution of shares in our Zenith subsidiary to related parties, $12,793 from channel partner long term accounts payable, and $31,390 for equipment obligations due in more than 12 months, less $149,640 spent on the purchase of capital equipment for our broadband wireless services, and $881,367 used in our operations, including $361,962 used to reduce the balance of our accounts payable to $359,968. We increased our working capital by $228,886 during the third quarter of 2002. Management anticipates the monthly funding from our $5,012,000 Rural Utilities Service broadband telecommunications loan to occur for at least the next 24 months.

Cash used in operations was $881,367 for the nine months ended September 30, 2002 compared to cash used in operations of $175,690 for the corresponding period of the prior year.

Cash used in investing activities for the nine months ended September 30, 2002 was $119,640 compared to cash used in investing activities of $264,435 for the corresponding period of the prior year. The cash invested during both periods was for the purchase of capital equipment. During the first half of 2002 we recorded the sale and distribution of some shares in our Zenith subsidiary to related parties, resulting in proceeds of $30,000.

Funds provided by financing activities for the nine months ended September 30, 2002 was $1,067,695 compared to $210,692 for the corresponding period of the prior year. The cash provided in 2002 resulted primarily from the first four tranches in the net amount of $1,018,512 from our broadband telecommunications loan, from the private placement of shares of common stock in January 2002, and from long term accounts payable financing.

The Company's ability to fully develop its Local Multipoint Distribution Service business and its fixed broadband wireless systems is dependent upon its ability to obtain additional financing for the infrastructure equipment and working capital to develop the market opportunities. Management believes the actions taken to secure long term low interest rate debt financing, acquire long term accounts payable financing from channel partners, and raise additional cash through the private placement of shares, will be sufficient to sustain operations for at least the next twelve months.

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

                                                     PRIME  COMPANIES,  INC.
                                                     -----------------------
                                                     (Registrant)


Date:     November 1, 2002                           By:  /S/Norbert  J.  Lima
                                                        ----------------------
                                                     Norbert  J.  Lima
                                                     Chief  Executive  Officer


Date:     November 1, 2002                           By:  /S/Stephen  Goodman
                                                        ---------------------
                                                     Stephen  Goodman
                                                     Chief  Financial  Officer

                               EXHIBIT 99.1

  CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
                          PURSUANT TO 18 U.S.C. SECTION 1350

 I, Norbert J. Lima, certify that:

 1. I have reviewed this quarterly report on Form 10-QSB of Prime Companies, Inc.;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

 Date:  November 1, 2002

 /s/ Norbert J. Lima
 Norbert J. Lima
 Chief Executive Officer
 (Principal Executive Officer)


 I, Stephen Goodman, certify that:

 1. I have reviewed this quarterly report on Form 10-QSB of Prime Companies, Inc.;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

 Date:  November 1, 2002

 /s/ Stephen Goodman
 Stephen Goodman
 Chief Financial Officer
 (Principal Financial Officer)