Form 10KSB
period 2002-12-31
PRIME COMPANIES INC
filed 2003-03-19
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                            (Filed on March 19, 2003)




(  X  )  ANNUAL  REPORT  UNDER  SECTION  13  OR 15(d) OF THE SECURITIES EXCHANGE
         ACT  OF  1934

         FOR  THE  FISCAL   YEAR  ENDED   DECEMBER   31,  2002

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

As of  February 28, 2003  there  were  32,274,384 shares of the Company's Common
Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant on February 28, 2003 was $482,727.

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

Zenith Technologies, Inc. (Zenith), a Delaware Corporation, was formed in December 1998 as a wholly owned subsidiary of Prime Companies, Inc. Operations began in June 2001, providing one plus long distance services to residential and commercial customers. In July, 2001 the Board of Directors of Prime declared a stock dividend to the shareholders by spinning off 10% of the ownership of Zenith to the Prime shareholders. In December 2002 the Company sold its interest in Zenith to a small venture capital fund.

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

In November 2001 Prime entered into an agreement with the Virginia Tech Foundation to commercially develop the Foundation's LMDS license in the Roanoke, Virginia area. In July 2002 Prime and VTF organized Bright-Bridge Communications Networks, Inc., a Delaware corporation, to operate the business envisioned by the November 2001 agreement. In August 2002 the Company's fixed wireless broadband system began transmitting radio signals from a mountaintop overlooking the Roanoke Valley. In December 2002 service was launched on a beta test basis, and in January 2003 the system became commercially operational.

In January 2002 the Rural Utilities Service, an agency of the U.S. Department of Agriculture, approved LMDS' request for a long term low interest rate loan in the amount of $5,012,000. Funds may be drawn against this loan through April 1, 2005. As of December 31, 2002 LMDS had drawn down $1,700,990 and the balance on the loan was $1,666,337.

                               Organization Chart

                                [OBJECT OMITTED]

Prime Companies, Inc.
---------------------
WNTC Holdings Inc
     LMDS Communications Inc.
     Prepaid Tel.com Inc.
     NACC-Tel Corp.
Bright-Bridge Communications Networks, Inc.


                                  THE BUSINESS
                                  ------------

Prime's mission is to provide a single source for a wide range of telecommunications services to both the consumer and commercial markets. Prime derives the majority of its revenues from sales generated by its three specialized subsidiary corporations. Prime operates as a holding company and conducts all of its operations through its wholly owned subsidiaries.

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


LMDS COMMUNICATIONS, INC. This subsidiary has the FCC local multipoint distribution service licenses. The licenses encompass an area of western Pennsylvania and southwestern New York State, and include a population of approximately 1,050,000 persons and 39,000 businesses. This subsidiary was incorporated in Delaware in 1999 and is licensed and regulated by the states of Pennsylvania and New York as a competitive local exchange carrier. The Federal Communications Commission, an agency of the United States government, also regulates this subsidiary. LMDS Communications, Inc. is funded by its parent company, Prime Companies, Inc. This subsidiary's financial results in 2000 and 2001 were not material to the overall operations of Prime. Revenues for the years ending December 31, 2002 and 2001 amounted to $41,331 and $46,422 respectively. We have constructed five fixed broadband wireless systems in four of our eight licensed areas and anticipate building out additional systems in 2003 and 2004, utilizing long term financing from the Rural Utilities Service, which is part of the U.S. Department of Agriculture. LMDS is expected to generate more revenues in 2003. We expect this segment of our business
to  grow  dramatically,  as   our    fixed   broadband   wireless   systems  are
constructed and our service offerings are launched within all of our licensed territories.

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

Our customers pay a fixed monthly charge for the unlimited use of our service. We can customize the service for each customer. We have a rate schedule and the Monthly charge is based upon the data transmission speed which each customer signs up for. We do not currently charge any fees based upon the customers' specific usage of the service. As we are the licensed carrier providing service to the end users, our cost of revenues is primarily depreciation on our capital infrastructure equipment, and utility connection costs that we pay for access to the public switched telephone network, and our bandwidth providers who enable us to connect to the internet.

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

Field trials of local multipoint distribution service technology have been successfully conducted and the service has been deployed in New Castle, PA. The second system became operational on December 20, 2000 and the first customer in Oil City, PA went online on December 21, 2000. During 2001 we launched commercial service in our third market, Meadville, Pennsylvania. Towards the end of 2002 we launched service in our fourth market, Sharon, Pennsylvania, and also launched service in Franklin, Pennsylvania, which is included in our Oil City licensed area. The cost to build and install a fixed wireless broadband system is dependent upon the specific configuration ordered for a specific location; the range for the cost of a single system is from approximately $50,000 to approximately $300,000. We are continuously speaking with and reviewing infrastructure suppliers. A critical element for this service and our selection of an equipment provider is the ability to acquire the customer premise equipment at a capital cost that the investment makes a viable business case. These systems will be funded from our long term debt financing facility from the Rural Utilities Service.


NACC-TEL CORP. NACC-Tel markets, installs, and maintains business telephone communications systems Additionally, NACC-Tel provides paging and voicemail services. NACC-Tel also maintains these systems under service agreements with its commercial and municipal customers. This subsidiary was incorporated in Delaware in 1999 and is the successor to a proprietorship previously owned by Norbert Lima, CEO of Prime. The business is based in Yuba City, California and also operates from a branch office in New Castle, Pennsylvania. The core services of this subsidiary are also offered to the customers of the LMDS Communications, Inc. subsidiary. Prime's personnel who sell and service local multipoint distribution services will also offer the NACC-Tel core services to our customers. The NACC-Tel operation generates sufficient cash flow to sustain its core business. NACC-Tel also offers wireless digital subscriber line service
in Northern   California  using  unlicensed  spectrum.  It plans to expand this offering to other communities in California, which are unable to obtain high-speed access to the internet through the incumbent local exchange carrier. Funding for the build out of these systems and the marketing of these services may come from the parent corporation, Prime Companies, Inc., and also from partnering relationships with some of our equipment suppliers. NACC-Tel does not require a license to offer these services, as it uses unlicensed spectrum. The Federal Communications Commission issues rules and regulations for the use and operation of equipment on these frequencies. The wireless digital subscriber line application has been deployed by NACC-Tel Corp and the local multipoint distribution service application has been deployed by LMDS Communications, Inc.

The operations of NACC-Tel during 2001 and 2002 were the core of Prime's business. We anticipate the wireless service offering by NACC-Tel will experience substantial growth over the coming years. The core business of telephone interconnect, voicemail, and paging services is expected to experience only moderate growth, as Prime's local multipoint distribution system and wireless digital subscriber line service offerings come online in more communities.

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


BRIGHT-BRIDGE COMMUNICATIONS NETWORKS, INC. Bright-Bridge is a joint venture corporation with the Virginia Tech Foundation, Inc. All of the service offerings described above for LMDS and NACC-Tel are offered in the Roanoke, Virginia community by our Bright-Bridge subsidiary.


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

The customer base for prepaid telecommunications services is large and diverse, including: credit-impaired customers, who generally cannot meet the initial deposit requirements for telecommunications services; individuals who prefer to pay in cash; and individuals who want to re-establish credit. The company markets its service through selected retailers, who act as agents to sign up our customers and collect their periodic payments. The operations of this subsidiary in 2000 were not material to the overall operation of Prime. In both 2002 and 2001 it accounted for approximately 12% of total corporate revenues.


EMPLOYEES

On December 31, 2002 Prime had 15 full time employees. Prime had 12 full-time employees on December 31, 2001.

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

Oil City, Pennsylvania            Rooftop rights                     $  1,980

Meadville, Pennsylvania   225 sq. ft. & rooftop rights  225 sq. ft.  $  3,600

Union Township, Pennsylvania      Tower space                        $  2,700

Sharon, Pennsylvania              Rooftop rights                     $  1,200

Lake Wildwood, California         Tower space                        $  2,700

Roanoke, Virginia                 Office                757 sq. ft.  $  9,585

Roanoke, Virginia                 Tower space                        $  7,200

*An officer and director of Prime is the landlord of this property.

The Concord office lease was terminated in March 2002.

ITEM  3.  LEGAL  PROCEEDINGS


There are no current pending lawsuits involving Prime.

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

In December 2002 the Shareholders ratified the appointment of Stonefield Josephson, Inc. as auditor for the Company for the years 2000 and 2001, and approved the appointment of them as auditor for 2002. The shareholders also approved a change in the By-Laws to amend the requirements for a quorum at future shareholder meetings. A quorum will be present if the holders of thirty three percent (33%) of the shares entitled to vote are represented at the meeting.

The   shareholders  also  elected  as  Directors  the  following  five individuals and the number of votes cast for each of them was as follows:

               Norbert Lima                  19,457,497
               Stephen Goodman               19,457,497
               William Turley                19,457,497
               Martin Sokolowski             19,457,497
               Dennis Hinz                   19,457,497

The  shareholders  also  approved  the  offering  of  a  private   placement  of
convertible bonds or convertible preferred shares in an amount up to $1 million, with a provision that up to half of the proceeds from this offering may be used to acquire PRMC common shares in the marketplace, to be used as Treasury shares to enable the Company to have a marketable vehicle to offer prospective sellers of attractive acquisition opportunities that may become available to the Company.

The shareholders also approved the issuance to all current employees stock options for the year 2002 a total of 791,100 stock options exercisable into PRMC common shares at 20 cents per share for the period through December 31, 2005; the options will vest 50% on January 1, 2004, and 50% on January 1, 2005.

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


         QUARTER  ENDING         HIGH       LOW
         ----------------------------------------
         June  30,  1998         3.00      3.00
         September  30, 1998     3.25      0.31
         December  31,  1998     3.50      1.00
         March  31,  1999        2.50      0.125
         June  30,  1999         0.56      0.125
         September  30,  1999    0.50      0.22
         December  31,  1999     0.50      0.25
         March  31,  2000        4.31      0.30
         June  30,  2000         2.625     1.00
         September 30, 2000      1.25      0.3125
         December 31, 2000       0.625     0.16
         March  31,  2001        0.50      0.156
         June  30,  2001         0.344     0.05
         September 30, 2001      0.11      0.02
         December 31, 2001       0.06      0.021
         March  31,  2002        0.16      0.035
         June  30,  2002         0.145     0.05
         September 30, 2002      0.08      0.02
         December 31, 2002       0.07      0.015


                                  SHAREHOLDERS
                                  ------------

As of December 31, 2002 the number of shareholders of record of common stock, excluding the number of objecting beneficial owners whose securities are held in street name, was approximately 1270. The number of shareholders whose securities were held in their name was approximately 270 on that date. The number of non-objecting beneficial owners whose securities were held in street name on that date was approximately 1000.


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



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Critical Accounting Policies
----------------------------

As set forth in greater detail in the Footnote (2) to Prime's financial statements "Summary of Significant Accounting Policies", the company recognizes revenue upon installation of telephone systems upon completion, recognizes revenues from paging services on a monthly basis, and recognizes set up fees received by customers to commence prepaid telephone services over the expected service period, generally one year.


Results  of  Operations
-----------------------

During the year ended December 31, 2002, sales revenue from continuing operations decreased to $284,617 from $455,202 for the corresponding period of the prior year. The decrease in revenue is attributed to the general slowdown in our economy, and the resulting postponement of the replacement of legacy telecommunications equipment by both our for-profit and non-profit customers.

The gross margin as a percent of revenues increased to 59% for the year ended December 31, 2002 from 14% in the corresponding period of the prior year. The improvement in the gross margin is mainly due to our successfully negotiating, in November 2001, a substantial reduction in our bandwidth overhead costs, which are required to serve our wireless customers. These cost savings occurred in stages by our new vendor, and were fully implemented by March 2002.

Prime's selling, general and administrative expenses for the year ended December 31, 2002 decreased to $1,004,785 from $1,527,224 for the corresponding period of the prior year. The decrease is attributed mainly to non-cash charges for employee and outside director stock option programs of $124,464, $120,484 to reduced legal expenses, $34,110 to reduced accounting expenses, and $125,541 to the reduction of our selling and administrative payroll in 2002 from the level of 2001.

Interest expense for the year ended December 31, 2002 increased to $32,641 from $8,211 for the corresponding period of the prior year. The increase is attributed to the interest on the Rural Utilities Service loan advances received in 2002.

The provision for taxes for the year ended December 31, 2002 increased to $3,400 from $2,800 for the corresponding period of the prior year.

The non-cash  expense  of  Deferred  Offering  Costs  in  the amount of $882,911
related to the Swartz agreement was  fully  expensed  during  2001.   No similar
expense was recorded in 2002.

A net gain on investment was recorded in 2002 in the amount of $78,372 due to the sale of the shares in our former subsidiary, Zenith Technology, Inc. An additional net amount of $25,620 was received from two prior buyers who contracted to buy our Zenith shares, but defaulted and forfeited their non-refundable deposits; this amount is included in Other Income. In March 2001 Mid-Cal Express, Inc. filed a bankruptcy petition and that investment became worthless to Prime. However, the bankruptcy of Mid-Cal Express, Inc. effectively reduced the amount of our loss on investment in Mid-Cal Express, Inc. by $699,340, which was reported as an extraordinary gain on debt forgiveness during 2001, and reclassified in 2002 in accordance with FASB Statement 145, as it did not meet the criteria of Opinion 30 for classification as an extraordinary item.

During the year ended December 31, 2002, NACC-Tel sales revenue from continuing operations decreased to $210,511 from $355,873 for the corresponding period of the prior year. The decrease in revenue is attributed to the prospective customers' continuing concerns regarding the general slowdown in economic conditions experienced by virtually all sectors of our economy. This has had the effect of causing a delay in their commitments for capital expenditures to upgrade their telephone systems. Continuing into the future, increased marketing efforts and a greater geographical presence may tend to offset the negative effect caused by the current concern about the general economy. The larger geographical presence is directly related to our deployment of fixed broadband wireless services in the markets we serve.

The NACC-Tel gross margin as a percent of revenues decreased to 53% for the year ended December 31, 2002 from 64% in the corresponding period of the prior year. The reduction in the gross margin is because our direct labor and overhead did not decrease in line with the decreased level of sales.

NACC-Tel's selling, general and administrative expenses for the year ended December 31, 2002 remained level at $274,813 compared with $272,892 for the Corresponding period of the prior year.

During the year ended December 31, 2002, sales revenue for Prepaid Tel.com decreased to $32,775 from $52,672 for the corresponding period of the prior year. The decrease in revenue is attributed to additional competition coming into the California marketplace for prepaid residential dialtone customers, coupled with a curtailment in the Company's marketing effort in this sector of its business, as management has been focusing on the fixed wireless broadband sector of its business.

Prepaid's gross margin as a percent of revenues increased to 73% for the year ended December 31, 2002 from 57% in the corresponding period of the prior year. The improvement in the gross margin is due to the fact that during the second quarter of this year we terminated customers in a region, where we had a relatively high tariff cost for the services provided by the incumbent local exchange company. We had been unable to charge our customers in that region the fees commensurate with our normal gross margin, so we decided to cease providing services in that region.

Prepaid's selling, general and administrative expenses for the year ended December 31, 2002 decreased to $21,082 from $83,260 for the corresponding period of the prior year. The decrease is attributed to our reduction of administrative staff and sales personnel.

During the year ended December 31, 2002, sales revenue from LMDS Communications' continuing operations decreased to $41,331 from $46,422 for the corresponding period of the prior year. The decrease in revenue is attributed to the fact that the results for 2001 include revenues in the amount of $14,092 from the sale of equipment and setup fees to new customers, which did not occur during 2002.

LMDS' gross margin as a percent of revenues increased to 81% for the year ended December 31, 2002 from a negative margin in the corresponding period of the prior year. The improvement in the gross margin is due to the fact that during 2001 we incurred substantial startup expenses related to the development and construction of our initial LMDS systems, and the fact that in late 2001 we successfully negotiated substantial discounts in the cost of our bandwidth and transport costs. These savings were implemented in 2002. Additionally, we received various and substantial credits during 2002 for overcharges from our vendors related to expenses incurred in 2001.

LMDS' selling, general and administrative expenses for the year ended December 30, 2002 increased to $368,149 from $297,824 for the corresponding period of the prior year. The increase is attributed primarily to additional site rent obligations that we had not incurred during 2001, and depreciation on capital equipment acquired in 2001 and 2002.


Liquidity  and  Capital  Resources
----------------------------------

At December 31, 2002, Prime had cash of $442,433 and working capital of $8,008.

Cash used in operations was $1,105,641 for the year ended December 31, 2002 compared to $205,234 in 2001. The cash used in operations during 2002 was primarily attributed to the net loss and the reduction of accounts payable and other current liabilities, offset by noncash charges of $151,845 for depreciation and amortization, and a noncash charge of $78,300 for services paid through the issuance of common and preferred stock.

Cash used in investing activities, consisting of purchases of property and equipment in the amount of $291,934 offset by the proceeds from disposal of the Zenith Technology subsidiary, was $213,562 for the period ended December 31, 2002. Cash used in investing activities, consisting of purchases of property and equipment, was $104,030 for the period ended December 31, 2001.

Cash provided by financing activities was $1,759,934 for the year ended December 31, 2002. These funds are primarily attributable to the funding of our RUS loan agreement. Cash provided by financing activities was $46,873 for the year ended December 31, 2001.

In January 2002 one of the Directors purchased 100,000 shares in a private placement at $.05 per share, raising $5,000.

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

In February 2001 we entered into an agreement with a leasing company for a lease in the amount of $33,612 for equipment used in the development of the fixed broadband wireless business. In 2002 this lease was renegotiated and is now included in our accounts payable and long term payables.

In March 2001 we entered into an agreement with another leasing company for a Lease in the amount of $33,167 for equipment used in the development of the fixed broadband wireless business. In 2002 this lease was renegotiated and is now included in our accounts payable and long term payables.

On March 15, 2001 we entered into an amended and restated agreement with Swartz wherein we granted Swartz an additional 152,100 commitment warrants and eliminated the requirement to issue Swartz any additional warrants in the future; the agreement previously provided for us to issue Swartz 1 warrant for every 10 common shares we sell them in the future. This Agreement has expired, and we will not sell any shares to Swartz under that Agreement.

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

On January 26, 2002 we received written approval from the Rural Utilities Service, part of the U.S. Department of Agriculture, that our request for low interest rate 10 year debt financing was approved in the amount of $5,012,000. The funds from the loan are being and will be used to construct 55 fixed broadband wireless systems in 24 communities in Pennsylvania and New York State. On April 12, 2002 the Secretary of Agriculture signed the loan documents, and they were delivered to us on that day for execution.

On January 30, 2002 we sold 6,500 shares of our Series "A" Convertible Preferred stock for $65,000, to our communications attorneys, in payment of that same amount which had been owed to them. These shares are convertible into our common stock at a conversion price of ten cents per share. The closing price of our common shares that day was $0.035.

Management believes the actions taken to secure long term debt financing and its current efforts to raise additional cash through the private placement of preferred shares will be sufficient to sustain operations for at least the next twelve months.



Risk Factors Associated with Owning our Securities
--------------------------------------------------

Prime has a Limited Operating History. If Prime does not successfully build, install, and implement its telecommunication systems, it will incur continued losses, and may not be able to remain in business. Prime has generated a cumulative net loss of $8,040,831 for the period from its inception through December 31, 2002. The ultimate success of Prime will, among other things, depend on its ability to build, install and implement the telecommunication systems necessary to provide high speed telecommunications services. The likelihood of the success of Prime must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of a new business enterprise, the competitive environment in which Prime operates, and the frequently encountered delays in the delivery of infrastructure equipment by telecom equipment manufacturers. In 2002, Prime experienced the late delivery of transport and bandwidth components ordered from more than one provider of these components for several of our newly constructed fixed wireless broadband systems. These components must be in place before we are able to provide services to our customers. During 2002 we also experienced significant delays in receiving customer support from one of our infrastructure providers; this caused us to be in short supply of spare parts required to adequately maintain our systems. By the end of 2002 we were able to get the parties for these problems to rectify their procedures for providing customer support to us. However, there are no assurances that these supply problems will not occur again in the future.

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

Prime is Dependent on Key Personnel. The loss of any of Prime's key personnel or the failure to attract and retain necessary new employees could have an adverse effect on Prime's business operations. Prime's success is highly dependent upon the skills of a limited number of key management personnel. To reach its business objectives, Prime will need to hire and retain qualified personnel in the areas of installation and maintenance of telecommunications systems and marketing. Prime may not be able to hire or retain such personnel. Another factor we have to contend with is that the rural communities in which Prime is building its telecommunications systems are generally, in the opinion of the technically educated and experienced pool of potential employees, not as desirable communities in which to reside as the primary markets and the high tech areas of the United States.

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

Prime has a History of Losses and a Limited Operating History. If Prime does not successfully build its telecommunication systems and market its services to customers, it will incur continued losses, and may not be able to remain in business. Prime has generated a cumulative net loss of $8,040,831 for the period from its inception through December 31, 2002. In order to establish profitable operations, Prime must successfully market its systems and keep its expenditures in line with moderate revenues. Prime is subject to a number of risks including its ability to successfully market, distribute and sell its product, intense competition, and its reliance on a set of FCC licenses authorizing local multipoint distribution services within licensed service areas.

The market price of Prime's common stock has been highly volatile and is likely to continue to be so. The stock market has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. Prime's float (shares available for trading by the public) has been very thin, and the lack of substantial trading volume tends to increase the volatility of Prime's stock price. Factors such as Prime's ability to increase revenues, variations in Prime's financial results, and its ability to obtain needed financing, announcements of technological innovations or new products by Prime or its competition, comments by securities analysts, adverse regulatory actions or decisions, any loss of key management, results of Prime's operations or those of its competition, and changing governmental regulations may have a significant impact on the market price of Prime's common stock.

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


Dividend Policy
---------------
Prime does not intend to declare cash dividends on its Common Stock. The payment of future dividends on the common stock and the rate of such dividends, if any, will be determined by our Board of Directors in light of our earnings, financial condition, capital requirements and other factors. Investors risk not receiving any current nor future return on their investment. We have not paid any dividends on our common stock during the past two years. We expect to continue to retain all earnings generated by our operations for the development and growth of our business, and do not anticipate paying any cash dividends to our common shareholders in the foreseeable future.


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

         The broker or dealer must have approved a prospective customer's account for transactions in penny stocks in accordance with the procedure under the SEC rules and the broker or dealer must have received from the customer a written agreement to the transaction setting forth the identity and quantity of the designated security to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain from the person information concerning the person's financial situation, investment experience, and investment objectives. The broker or dealer must reasonably determine that transactions in designated securities are suitable for the person and that the person or the person's independent advisor in these transactions has sufficient knowledge and experience in financial matters such that the person or the person's independent advisor in these transactions reasonably may be expected to be capable of evaluating the risks of transactions in designated securities.

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

Prime is dependent on telecommunications carriers and other suppliers. Prime's suppliers and telecommunications carriers also sell or lease services and products to Prime's competitors, and some of these carriers are, and in the future others may become, competitors of Prime. Prime's suppliers and telecommunications carriers may enter into exclusive arrangements with Prime's competitors or otherwise stop selling or leasing their services or products to Prime, which could have a material adverse effect on Prime. In January 2001, Prime entered into a supply agreement with Adaptive Broadband Corporation for fixed wireless broadband infrastructure equipment for the year 2001. In 2002 we modified that agreement with Axxcelera Broadband Wireless Inc., the successor company to Adaptive Broadband. In 2002 we also entered into supply agreements with Wi-Lan Inc. and WaveRider Communications Inc.

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

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-Leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of the statement related to the rescission of statement 4 was required to be applied in fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company elected to adopt these provisions as of December 31, 2002 and, accordingly, the gain on extinguishment of debt in 2001 that was classified as an extraordinary item which did not meet the criteria in Opinion 30 for classification as an extraordinary item, was reclassified.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship Intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements.
Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.



Seasonality and Inflation
-------------------------

Management does not believe the Company's operations are significantly affected by seasonality or inflation.



ITEM  7.  FINANCIAL  STATEMENTS

The Company's consolidated financial statements are attached as pages F-1 through F-23.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Certain information about directors and executive officers of the Company is set forth below:

                             OFFICERS AND DIRECTORS
                             ----------------------

The following table sets forth the names, ages and positions with the Company as of December 31, 2002 of all of the officers and directors (the "Named Executive Officers") of the Company. Also set forth below is information as to the principal occupation and background for each person in the table.

 a)  Directors  and  Executive  Officers  of  the  Company



NAME             AGE  DIRECTOR SINCE              POSITION
---------------  ---  --------------  ---------------------------------
Norbert Lima      57       1999       Chief Executive Officer, Director

Stephen Goodman   59       1999       Chief Financial Officer,
                                      Corporate Secretary, Director

Adrian Lima       32                  Vice President - Engineering

William Turley    65       2000       Director, Member of Audit Committee

Dennis Hinz       49       2000       Director, Chairman of Audit Committee

Martin Sokolowski 56       2002       Director



The following is a brief description of the business background of the executive officers and directors of the Company.



Norbert Lima has been President, CEO and Director for the Company since August 1999. Mr. Lima has over thirty years of telecommunications experience, and will be responsible for implementing the Company's operational systems across multiple markets. Mr. Lima founded and operated NACC-Tel, a California interconnect company, from 1984-1994, where he served as Sales Manager, Technical Services Engineer, and Installation Manager. NACC-Tel merged with Pagers Plus Cellular in 1994, whereby Mr. Lima served as Vice President of Engineering, responsible for RF engineering and construction of 220 MHz systems throughout the US. Under Mr. Lima's direction, Pagers Plus successfully constructed 150 five-channel 220 MHz systems throughout various states. In early 1998, Mr. Lima re-purchased NACC-Tel, along with certain assets of Pagers Plus Cellular, which was subsequently acquired by Prime in 1999, and will remain in operation as its wholly owned subsidiary.

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


Mr. Goodman is skilled in banking and finance, having accumulated over thirty years of experience working for various organizations. Mr. Goodman was President of Contra Costa Financial Services, Inc. from 1989-1992, where he owned and managed this commercial and residential mortgage brokerage/banking firm. Mr. Goodman was involved with the FCC while at Contra Costa Financial Services, Inc., applying to participate in the lottery for a new spectrum of Specialized Mobile Radio licenses. From 1985-1989, Mr. Goodman worked for various savings & loan companies, and from 1977-1985 he served as President of Bay Capital Corporation & House of Money. Mr. Goodman worked in financial public relations on Wall Street from 1969-1970 and as a stockbroker for Loeb, Rhoades & Company from 1965-1966. Mr. Goodman served as Lieutenant Junior Grade in the US Coast Guard from 1966-1969. Mr. Goodman received his JD from William Howard Taft University in 1995, passing the California Baby Bar in 1992. Mr. Goodman received his BS in Economics from the University of Pennsylvania-Wharton School in 1965, and received his MBA with distinction in Finance from New York University in 1969. He is an adjunct professor of Finance for the Graduate School of the University of Phoenix Online.



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



Martin Sokolowski is currently employed by Enercon Services, Inc. as the Senior Engineer for the Dallas, Texas office. Prior to his current position, he was with Alcatel USA as the Senior Manager of Strategic Planning for the Wireless Access Business Unit, focusing on technology and support for point-to-multipoint fixed wireless systems, networks and products. He has demonstrated himself to be an engineering and business leader with engineering, management, design, and customer field services expertise. He has successfully managed numerous fixed wireless engineering and field installation programs and projects. His engineering experience includes systems engineering, design engineering, planning and scheduling, prototype and first office applications and new product deployment and support. Telecom experience includes overall network design, local telco, wireline and RF wireless systems, LMDS and MMDS point-to-multipoint wireless networks and telecommunications infrastructure. He joined Alcatel in June 1999 to develop fixed wireless point-to-multipoint products and systems, and launch these new products into the exploding market for high speed data and voice communications. He coordinated the final technical development of the Alcatel Evolium 9900 family of LMDS and MMDS point-to-multipoint fixed wireless products between efforts in Paris, France and Richardson, Texas. One of his many achievements at Alcatel has been the development of standardized installation cost estimating models and tools to quickly and accurately estimate total field installation costs for base station and CPE installations. Mr. Sokolowski worked in various engineering management positions during his career, including Bosch Telecom from December 1997 to June 1999 in their Broadband Wireless Access, Global Deployments Division in Richardson, Texas, where he was the Manager of Technical Services and a Senior RF Systems Engineer with responsibility for the Final LMDS point-to-multipoint system development to meet specifications and FCC type acceptance. Upon graduation from George Washington University with his Master of Engineering Administration degree in 1971 he joined KPMG Peat Marwick in their Washington, D.C. office as a Senior Management Consultant.

Upon graduation with his Bachelor of Engineering Science degree from the State University of New York at Stony Brook, he entered the U.S. Navy's Officer Candidate School, and after graduation was assigned to the highly selective Naval Security Group. He was honorably discharged as a Lieutenant. He is a Registered Professional Engineer (Registration 65159), and a Member of the civic advisory boards for the City of Plano, Texas, the Texas and National
Societies of Professional Engineers, the American Association of Cost Engineers, and a past president of the Dallas Chapter of the Operations Research Society of America. He is an adjunct professor of Statistics for the Graduate School of the University of Phoenix Online.



On March 29, 2001 our wholly owned Mid-Cal Express, Inc. subsidiary filed a Chapter VII bankruptcy petition to liquidate the company. This is the company that previously was in the trucking business, and whose operating assets were sold at the end of 1998. This event created a non-recurring gain in the approximate amount of $700,000 for Prime's consolidated statements of operations for the year ended December 31, 2001. Approximately $700,000 of Mid-Cal liabilities were eliminated from our consolidated balance sheet, and our working capital and stockholders' equity was increased by approximately $700,000. Mr. Norbert Lima was the CEO of Mid-Cal and Mr. Goodman was the CFO of Mid-Cal.



ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth the aggregate cash and options compensation paid to all officers of Prime. The officers received no other compensation from
Prime:



----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
      Name            Principal      Year  Salary   Options   Exercise     Exercisable  Expiration
                      Position                                  Price
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
  Norbert Lima           CEO         2001  $100,000  95,834     $.32813      12/31/01    12/31/04
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
                                     2002  $100,000 100,000     $.20         12/31/02    12/31/05
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
  Stephen Goodman        CFO         2001  $100,000  95,834     $.32813      12/31/01    12/31/04
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
                                     2002  $100,000 100,000     $.20         12/31/02    12/31/05
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
  Adrian Lima      VP-Engineering    2001  $ 72,000  68,971     $.32813      12/31/01    12/31/04
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
                                     2002  $ 76,000  76,000     $.20         12/31/02    12/31/05
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

                                  STOCK OPTIONS
                                  -------------

On December 31, 2002 there were outstanding options on 1,773,313 shares to various individuals. Each option provides the right to purchase one share of common stock. 476,102 of these options expire December 31, 2003, 476,320 expire December 31, 2004, and 851,100 expire December 31, 2005. All of the options expiring in 2003 are exercisable at $.21875. The options expiring in 2004 are exercisable at various prices from $.10 to $.5625 and the average exercise price is $.30. All of the options expiring in 2005 are exercisable at $.20 per share. Mr. Goodman, Mr. Adrian Lima, and Mr. Norbert Lima have rights under the Year 2002, Year 2001, and the Year 2000 Employee Stock Option Programs. Messrs. Turley and Hinz each have 20,000 options under the Year 2001 Outside Director
Stock  Option   Program.   These   options are currently exercisable and expire
December 31, 2004. Messrs Turley, Hinz, and Sokolowski each have 20,000 options under the Year 2002 Outside Director Stock Option Program. These options are
currently  exercisable  and  expire  December 31, 2005.   There  are  no  other
warrants, rights, conversion, privileges, or other rights pursuant to which Mr. Goodman, Mr. Adrian Lima or Mr. Norbert Lima or any other current Officer or Director has the right to acquire further shares in the Corporation.

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

In December 2002 the Shareholders approved an employee stock option program for all employees employed by Prime whereby each employee on the date of adoption of the program is granted options approximately equal to their 2002 gross earnings at $.20 per share. The options expire December 31, 2005, and vest 50% on December 31, 2003 and 50% on December 31, 2004.

In December 2002 the Board of Directors approved a stock option program whereby each outside director was granted 20,000 options for the year 2002, to expire December 31, 2005, at $.20 per share. The options vest 50% on December 31, 2003 and 50% on December 31, 2004.



                              DIRECTOR COMPENSATION
                              ---------------------

The   Company's   directors   are  reimbursed  for  any  out-of-pocket  expenses
incurred by them for attendance at meetings of the Board of Directors or committees thereof. The Company compensates directors $500 for each meeting of the Board personally attended by such director, and $250 for each meeting attended telephonically. Members of the Audit Committee are compensated at the rate of $500.00 per meeting.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT

The following table sets forth certain information about the ownership of Prime's Common Stock as of December 31, 2002, by (i) those persons known by Prime to be the beneficial owners of more than 5 percent of the total number of outstanding shares of any class entitled to vote; (ii) each director and officer; and (iii) all directors and officers of Prime as a group. The table includes Common Stock issuable upon the exercise of options that are exercisable within 60 days. Except as indicated in the footnotes to the table, the named persons have sole voting and investment power with respect to all shares of Prime common stock shown as beneficially owned by them, subject to community property laws where applicable. The ownership figures in the table are based on the books and records of Prime.

               Name of         Amount and
Title of       Beneficial      Nature of
Class          Owner           Interest    Percentages      Address
---------------------------------------------------------------------------
Common Stock                                          409 Center Street
Par Value                                             Yuba City, CA 95991
$0.0001        Stephen Goodman(a)6,016,013    19%

Common Stock                                          409 Center Street
Par Value                                             Yuba City, CA 95991
$0.0001        Adrian Lima    (b)1,197,524     4%

Common Stock                                          409 Center Street
Par Value                                             Yuba City, CA 95991
$0.0001        Norbert Lima   (c)5,336,774    17%

Common Stock                                         155 Montgomery Street, #609
Par Value                                            San Francisco, CA 94104
$0.0001        Irving Pfeffer    2,883,683     9%

Common Stock                                          120 W 45 Street
Par Value                                             New York, NY 10036
$0.0001        David Shaw        2,030,744     6%

Common Stock                                         300 Colonial Center Parkway
Par Value      Swartz Private                        Roswell, GA 30076
$0.0001          Equity LLC   (d)1,673,100     5%

Common Stock  All Directors
Par Value         and
$0.0001        Officers as
                 a Group     (e)12,965,311    40%
--------------------------------------------------------------------------------



a) Includes options to purchase 223,750 common shares, which are currently exercisable.
b) Includes options to purchase 125,111 common shares, which are currently exercisable.
c) Includes options to purchase 223,750 common shares, which are currently exercisable.
d)   Includes 1,673,100 warrants, all of which are currently exercisable.
e) Includes options to purchase 677,611 shares, which are currently exercisable.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS


Norbert Lima, a Director and the Company's CEO, owns the real estate in which the Company's headquarters is located. The Company paid rent of $20,160 in 2002 and $20,160 in 2001 on its headquarters. A three year lease agreement was authorized by the Board of Directors in June 2000 and was entered into and executed that month.

Dennis Hinz is a Director of the Company. The accounting firm that he is a partner in, Ten, Haken, Hinz, and Carlos, prepared the Company's 2000 and 1999 state and federal tax returns. The agreed upon fee to be charged by his firm for this service was $2750 and $2,500 respectively. Mr. Hinz has been appointed by the Board of Directors as the Chairman of the Company's audit committee. The Company anticipates that Mr. Hinz' firm will prepare the Company's 2001 and 2002 state and federal tax returns.


ITEM  13.  EXHIBITS,  REPORTS  ON  FORM  8-K  AND  SUPPLEMENTAL INFORMATION

(a)   INDEX  TO  EXHIBITS

4.1      Proxy for 2002 Annual Meeting of Shareholders

99.1     Certifications

(b) No reports on Form 8-K were filed during the last quarter of the year covered by this report.
ITEM  14. CONTROLS AND PROCEDURES.


The Company's management, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures within 90 days prior to the filing date of this Annual Report on Form 10-K. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                             SHAREHOLDER INFORMATION
                             -----------------------

Form  10-KSB  Availability:
A copy of the 2002 Form 10-KSB filed with the Securities and Exchange Commission will be forwarded preferably by email, upon request, to any shareholder. Requests should be directed to:

Norbert  Lima,  CEO
Prime  Companies,  Inc.
409  Center  Street
Yuba  City,  CA  95991
Or by email to: adminpri@primecompanies.com

Transfer  Agent  and  Registrar:

Mountain Share Transfer
1625 Abilene Drive
Broomfield, CO 80020
Telephone: (303) 460-1149
Fax: (303) 438-9243
Email: beth@mountainsharetransfer.com


Independent  Auditors:

Stonefield Josephson, Inc.
1620 26th Street
Suite 400 South
Santa Monica, CA 90404-4041
Telephone: 310-453-9400
Fax: 310-453-1187


Corporate  Offices:  Prime  Companies,  Inc.
Mailing  Address:  409  Center  Street,  Yuba  City,  CA  95991
Telephone:  (530)  755-3580
Fax: (530) 671-3215






















                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 19th day of March, 2003.


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

By:      /s/  Stephen  Goodman
         -----------------------------------
         Stephen  Goodman
         Director,  Chief  Financial  Officer


By:      /s/  William  Turley
         -------------------------------
         William  Turley
         Director


By:      /s/  Dennis Hinz
         -------------------------------
         Dennis Hinz
         Director


By:      /s/  Martin Sokolowski
         -------------------------------
         Martin Sokolowski
         Director


















CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Prime Companies, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norbert J. Lima,
Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section
302 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed the Report.

(2) Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading.

(3) Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report.

(4) I and the other certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures for the Company and have: (a) designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared; (b) evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and (c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

(5) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

    (a)all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

(6) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Norbert J. Lima
------------------------
Norbert J. Lima
Chief Executive Officer
March 19, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Prime Companies, Inc. (the "Company") on
Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen Goodman,
Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section
302 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed the Report.

(2) Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading.

(3) Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report.

(4) I and the other certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures for the Company and have: (a) designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared; (b) evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and (c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

(5) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

    (a)all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

(6) I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Stephen Goodman
---------------------------
Stephen Goodman
Chief Financial Officer
March 19, 2003



















                                                                                                PAGE

Independent Auditors' Report.....................................................................F-2

Consolidated Balance Sheets - December 31, 2002 and 2001.........................................F-3

Consolidated Statements of Operations - For the Years Ended December 31, 2002 and 2001...........F-4

Consolidated Statements of Stockholders' Equity (Deficit)- For the Years Ended
     December 31, 2002 and 2001 .................................................................F-5

Consolidated Statements of Cash Flows - For the years ended December 31, 2002 and 2002 ..........F-6

Notes to Consolidated Financial Statements.......................................................F-7

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
Prime Companies, Inc.
Yuba City, California



We have audited the accompanying consolidated balance sheets of Prime Companies, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Companies, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ STONEFIELD JOSEPHSON, INC.

STONEFIELD JOSEPHSON, INC.
Certified Public Accountants

Santa Monica, California
February 28, 2003


                    PRIME COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                  December 31,    December 31,
                                                                      2002            2001
                                                                  ------------    ------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash                                                          $   442,433     $     1,702
     Accounts receivable, net of allowance of $889 for 2002
        and $317 for 2001                                               15,486          31,535
     Inventory                                                          96,593          88,742
     Prepaid expenses and other current assets                          51,725          58,988
                                                                   -----------     -----------
        Total current assets                                           606,237         180,967

PROPERTY AND EQUIPMENT, net of Accumulated Depreciation
        of $365,538 for 2002 and $213,693 for 2001                     603,531         463,442
LICENSES, net of Accumulated Amortization
        of $165,072 for 2002 and $117,909 for 2001                     306,563         353,726
GOODWILL                                                               112,182         112,182
                                                                   -----------     -----------
TOTAL ASSETS                                                       $ 1,628,513     $ 1,110,317
                                                                   ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                      ----------------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                              $   290,928         721,930
     Current maturities of note payable, Rural Utilities Service       136,904            --
     Accrued payroll and other current liabilities                      99,941         214,125
     Current maturities of long term debt                               61,765            --
     Current maturities of capital lease obligations                     1,913           1,652
     Deferred revenues                                                   6,778           9,242
                                                                   -----------     -----------
              Total current liabilities                                598,229         946,949
                                                                   -----------     -----------
LONG TERM LIABILITIES:
     Note payable, Rural Utilities Service,
         net of current maturities                                   1,529,433            --
     Long term debt, net of current maturities                          28,742            --
     Capital lease obligations, net of current maturities               15,670          17,580
                                                                   -----------     -----------
              Total long term liabilities                            1,573,845          17,580
                                                                   -----------     -----------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.0001 par value, 50,000,000 shares
         authorized, 6,500 issued and outstanding in 2002
         and none issued and outstanding in 2001                             1            --
     Common stock, $.0001 par value, 100,000,000 shares
         authorized, 32,274,384 issued and outstanding
         in 2002 and 31,984,384 issued and outstanding in 2001           3,227           3,198
     Additional paid-in capital                                      7,494,042       7,410,772
     Accumulated deficit                                            (8,040,831)     (7,268,182)
                                                                   -----------      ----------
              Total stockholders' equity (deficit)                    (543,561)        145,788
                                                                   -----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $ 1,628,513      $1,110,317
                                                                   ===========      ==========

       See accompanying notes to these consolidated financial statements.

                                      F-3

                                 PRIME COMPANIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        FOR THE YEARS ENDED
                                                                           DECEMBER  31,
                                                              ---------------------------------------
                                                                       2002                   2001
                                                              ---------------       -----------------


SALES REVENUES                                                $       284,617       $        455,202

COST OF SALES                                                         116,283                389,595
                                                              ----------------      -----------------
GROSS PROFIT                                                          168,334                 65,607

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                       1,004,785              1,527,224
                                                              ----------------      -----------------
LOSS FROM OPERATIONS                                                 (836,451)            (1,461,617)
                                                              ----------------      -----------------
OTHER INCOME (EXPENSE):
     Gain on debt forgiveness                                            --                  699,340
     Net Gain from sale of interest in subsidiary                      78,372                   --
     Interest income                                                      151                  2,774
     Interest expense                                                 (32,641)                (8,211)
     Other income, net                                                 21,320                 24,720
     Write off of deferred offering costs                                --                 (882,911)
                                                              ----------------      -----------------
         Net other income (expense)                                    67,202               (164,288)
                                                              ----------------      -----------------
NET LOSS BEFORE TAXES                                                (769,249)            (1,625,905)
     Provision for taxes                                                3,400                  2,800
                                                              ----------------      -----------------
NET LOSS                                                             (772,649)            (1,628,705)
                                                              ================      =================

BASIC & DILUTED PER SHARE INFORMATION:
                                                              ----------------      -----------------
    Net loss                                                  $         (0.02)       $         (0.06)
                                                              ================      =================

WEIGHTED AVERAGE SHARES OUTSTANDING                                32,180,110              28,684,916
                                                              ================      =================

                   See accompanying notes to these consolidated financial statements.






























                                                       PRIME COMPANIES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                                                   FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001


                                                                                OTHER                                       TOTAL
                                            COMMON STOCK        ADDITIONAL                   DEFERRED                  STOCKHOLDERS'
                                     -----------------------     PAID-IN       PREFERRED     OFFERING     ACCUMULATED       EQUITY
                                        SHARES       AMOUNT      CAPITAL         STOCK        COSTS        (DEFICIT)     (DEFICIT)
                                     -----------    --------   -----------    -----------    ---------     -----------   -----------


BALANCES January 1, 2001              26,717,296    $  2,672   $ 7,133,001    $      --     $(856,005)    $(5,639,477)   $  640,191

 Issuance of common stock, net of
   offering costs                      3,476,387          50        24,948           --          --              --          24,998
 Exercise of options                     100,000          10        21,865           --          --              --          21,875
 Common stock issued for services      1,690,701         466       204,052           --          --              --         204,518
 Warrants issued in connection
   with equity line                         --           --         26,906           --       (26,906)           --            --
 Elimination of Deferred Offering Costs     --           --           --             --       882,911            --         882,911
 Net Loss                                   --           --           --             --          --        (1,628,705)   (1,628,705)
                                     -----------    --------   -----------    -----------   ---------     -----------    ----------
BALANCES, December 31, 2001           31,984,384    $  3,198   $ 7,410,772           --     $    --       $(7,268,182)   $  145,788
                                     -----------    --------   -----------    -----------   ---------     -----------    ----------

 Issuance of common stock                100,000    $     10   $     4,990           --          --              --      $    5,000
 Common stock issued for services        190,000    $     19   $    13,281           --          --              --      $   13,300
 Preferred stock issued for services        --           --    $    64,999    $         1        --              --      $   65,000
 Net loss                                   --           --           --             --          --       $  (772,649)   $ (772,649)
                                     -----------    --------   -----------    -----------   ---------     -----------    ----------
BALANCES, December 31, 2002           32,274,384    $  3,227   $ 7,494,042    $         1        --       $(8,040,831)   $ (543,561)
                                     ===========    ========   ===========    ===========   =========     ============   ==========

                   See accompanying notes to these consolidated financial statements.











































                              PRIME COMPANIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                                           ---------------------------------------
                                                                      2002                2001
                                                           ------------------  -------------------

CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                               $        (772,649)  $      (1,628,705)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation of property and equipment                          151,845             124,652
     Preferred stock issued for services                              65,000                --
     Net gain from sale of interest in subsidiary                    (78,372)               --
     Amortization of licenses                                         47,163              87,231
     Common stock issued for services                                 13,300             204,518
     Write off of Deferred Offering Costs                               --               882,911
     Gain on debt forgiveness                                           --              (699,340)
    Changes in operating assets and liabilities:
     Accounts payable                                               (431,002)            363,053
     Accrued payroll and other current liabilities                  (113,923)            149,969
     Accounts receivable                                              16,049              (3,714)
     Inventory                                                        (7,851)            (50,216)
     Prepaid expenses and deposits                                     7,263             (33,088)
     Deferred revenues                                                (2,464)             (2,505)
     Restricted cash                                                    --               400,000
                                                           ------------------  -----------------
         Net cash used in operating activities                    (1,105,641)           (205,234)
                                                           ------------------  -----------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from sale of subsidiary                                 81,000                --
     Proceeds from sale of shares in subsidiary to related parties    30,000                --
     Purchases of property and equipment                            (291,934)           (104,030)
     Purchase of shares in subsidiary from related parties           (32,628)               --
                                                           -----------------   -----------------
         Net cash used in investing activities                      (213,562)           (104,030)
                                                           ------------------  -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from note payable                                    1,700,990                --
     Proceeds from long term debt                                    120,948                --
     Proceeds from sale of common stock                                5,000              46,873
     Repayments on notes payable                                     (34,653)               --
     Repayments on long-term debt and capital lease obligations      (32,351)               --
                                                           ------------------  -----------------
         Net cash provided by financing activities                 1,759,934              46,873
                                                           -----------------   -----------------

NET INCREASE (DECREASE) IN CASH                                      440,731            (262,391)

CASH, beginning of year                                                1,702             264,093
                                                           -----------------   -----------------
CASH, end of year                                          $         442,433   $           1,702
                                                           =================   =================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash payments for:
         Interest                                          $          31,133   $           5,605
                                                           =================   =================
         Income taxes                                      $            --     $            --
                                                           =================   =================






SUPPLEMENTAL DISCLOSURE OF NON-CASH
    TRANSACTIONS:

     Issuance of preferred stock for services              $          65,000   $            --
                                                           =================   =================
     Issuance of common stock in exchange for services     $          13,300   $         204,518
                                                           =================   =================
     Write off of Deferred Offering Costs                  $            --     $         882,911
                                                           =================   =================
     Warrants issued in connection with Swartz
         Equity Agreement                                  $            --     $          26,906
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

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Company's wholly-owned subsidiaries are described below:

          Prepaid Tel.com Inc. (Prepaid), a Delaware corporation, was formed in February 1999 as a wholly-owned subsidiary. Prepaid is a Competitive Local Exchange Carrier ("CLEC") certified by the California Public Utility Commission. Prepaid revenues comprise the sale of prepaid phone service, prepaid telephone cards, and related services such as voice mail and long distance.

          LMDS Communications Inc. (LMDS), a Delaware corporation, was formed in February 1999 as a wholly-owned subsidiary. LMDS is a telecommunications company with interests in the fixed broadband wireless sector. LMDS revenues comprise the sale of high speed internet access services.

          Mid-Cal Express, Inc. was a wholly-owned subsidiary of Prime. Mid-Cal ceased operations in December 1998 (prior to the acquisition by Worldnet). It filed a Chapter Seven Bankruptcy Petition in March, 2001 and has been liquidated.

          Zenith Technologies Inc. (Zenith), a Delaware Corporation, was formed in December 1998 as a wholly-owned subsidiary of Prime Companies, Inc. In June 2001 it commenced operations to provide long distance telephone service. In July 2001 Prime declared a dividend to the shareholders by distributing one share of Zenith for every ten shares of Prime held by the stockholders. In August 2001 Zenith filed Form 10SB12G with the Securities and Exchange Commission to voluntarily become a fully reporting company. In October 2001 an NASD member firm filed form 15C211 with the NASD so that Zenith's common shares could be quoted for trading on the OTC Bulletin Board. During 2002 Prime sold its interest in Zenith Technology, Inc.

          The Company also has an 80% ownership interest in Bright-Bridge Communications Networks, Inc., a Delaware corporation organized in 2002 in conjunction with the Company's agreement with the Virginia Tech Foundation, Inc. for the commercialization of the Foundation's LMDS license in the Roanoke, Virginia area.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -------------------------------------------

         Principles of  Consolidation - The  consolidated  financial  statements include the accounts of Prime Companies, Inc., and its wholly, majority owned subsidiaries (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The minority interest in its 80% owned subsidiary has not been disclosed as the subsidiary has an accumulated deficit at December 31, 2002.

         Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Inventory - Inventory of installation equipment and materials are stated at the lower of cost (first-in, first-out method) or market.

                    PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Property  and  Equipment  -  Property  and  equipment  are  stated   at
         cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives (ranging from 3 to 7 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of property or equipment sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

         Licenses - Licenses include the amounts paid to the FCC to purchase licenses for Local Multipoint Distribution Services in certain markets. The licenses are being amortized on a straight-line basis over the initial term of the license, which is ten years. The Company recognized amortization expense for the years ended December 31, 2002 and 2001 of $47,163 and $47,164 respectively.

         Goodwill - Goodwill has been recorded in the amount of $110,182 for the Marathon transaction and $2,000 for the NTCOMM transaction. An analysis of the value of the goodwill was performed in December 2002, and it was determined that there has been no impairment to the carrying value of the goodwill.

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

         Stock-Based Compensation - The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related interpretations, including the Financial Accounting Standards Board Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation" which was effective July 1, 2000, in accounting for its employee stock options. In accordance with SFAS No. 123 "Accounting For Stock-Based Compensation" (SFAS123), The Company will disclose the impact of adopting the fair value accounting of employee stock options. Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair value method prescribed by SFAS123.

         Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. In accordance with SFAS No. 105,
         "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," financial instruments that subject the Company to credit risk are primarily accounts receivable. The credit risk amounts shown do not take into account the value of any collateral or security.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The customers of the Company's operations are located primarily in California and Pennsylvania. At December 31, 2002 and 2001, approximately $9,346 and $25,659 representing 82% and 70% of trade receivables was due from four customers in both years. No other customers accounted for more than 10% of the Company's trade receivables at December 31, 2002 and 2001.


         Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS Statement No. 107, none of which are held for trading, "Disclosures about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents, accounts receivable and accounts payable approximate their carrying value due to their short-term nature. The estimated fair value of long-term debt approximates its carrying value because it carries interest rates which approximates current market rates.


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

          In July 2001,  the  FASB  issued  SFAS No. 142,  "Goodwill  and  Other
          Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company implemented this statement with effect from January 1, 2002, which, among other requirements, discontinued the amortization of goodwill ($40,068 during 2001). The Company performed the transitional first year and annual impairment test at December 31, 2002 per SFAS 142, and determined that there is no material impairment.

                    PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of the statement related to the rescission of statement 4 was required to be applied in fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company elected to adopt these provisions as of December 31, 2002 and, accordingly, the gain on extinguishment of debt in 2001 that was previously classified as an extraordinary item, which under SFAS 145 did not meet the criteria for classification as an extraordinary item, was reclassified.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

          In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-
          Relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations as the Company has not engaged in either of these activities.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       BASIS OF PRESENTATION:
         ---------------------

         These financial statements have been prepared on a going concern basis as the Company has a remaining facility of approximately $3.3 million on the RUS loan agreement to finance the infrastructure development for the LMDS operations, and has arranged a loan of $9 million to finance its other operations (Refer to the subsequent events footnote). These financing arrangements should be sufficient for the Company to sustain operations for at least the next twelve months.

4.       ACQUISITIONS AND DISPOSALS OF SHARES IN SUBSIDIARY:
         --------------------------------------------------

         During 2002, the Company sold 15,494,592 shares in its Zenith subsidiary to Directors for $30,000, resulting in a net profit of $3,000. In December 2002, the Company repurchased these shares from the Directors and then sold its 90% interest in Zenith for $81,000, realizing a gain on disposal of $78,372.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       PROPERTY AND EQUIPMENT:
         -----------------------

         Property and equipment at December 31, 2002 and 2001 consisted of the following:


                                                  2002          2001         ESTIMATED
                                                                             USEFUL LIVES
                                               ---------    ---------        ------------

           Office furniture and equipment      $  81,982    $  69,652        5 years
           Vehicles                               85,316       65,215        4 years
           Paging terminals                       71,764       71,764        7 years
           Site Improvements                      24,636       20,791        5 years
           DSL Equipment                           9,244       20,428        3 years
           LMDS Equipment                        460,892      349,596        7 years
           Fixed Broadband Wireless Equipment    235,235       79,689        3 - 7 years
                                               ---------    ---------
                 Total Property and equipment    969,069      677,135
           Less accumulated depreciation        (365,538)    (213,693)
                                               ---------    ---------
                                               $ 603,531    $ 463,442
                                               =========    =========

         Depreciation expense for the years ended December 31, 2002 and 2001, was $151,845 and $124,652 respectively.


6.       NOTE PAYABLE, RURAL UTILITIES SERVICE:
         -------------------------------------

The Note Payable, Rural Utilities Service relates to advances received on the $5,012,000 broadband loan agreement with the US Department of Agriculture's Rural Utilities Service. Advances on the loan, which may only be made once every 30 days, expire on April 1, 2005, and the maturity date for repayment of all outstanding principal and interest is April 1, 2012. The interest rate for each advance is fixed at the time of disbursement and is equal to the average market yield on outstanding marketable Treasury securities due April 1, 2012, and averaged 4.84% at December 31, 2002. Monthly payments are required to repay the principal and interest no later than the maturity date. The interest expense on this loan for 2002 totaled $23,568.

The proceeds of this loan may only be used to finance the costs of furnishing or improving broadband services in rural areas in Pennsylvania and New York.

The loan is secured by all of the assets of LMDS Communications, Inc., and is evidenced by a Mortgage Security Agreement and Financing Statement and UCC-1 filing in favor of the United States of America. At December 31, 2002, the LMDS assets, which comprised Broadband equipment, LMDS licenses, cash and accounts receivable, totaled $2,181,211, net of accumulated depreciation and amortization of $340,007 on the equipment and licenses.

The principal due over the next five years is as follows:

            Year ending December 31,
                2003                                            $ 136,904
                2004                                              143,677
                2005                                              150,784
                2006                                              166,073
                Thereafter                                      1,076,728
                                                               ----------
                           Total                               $1,666,337
                                                               ==========

7.     Long Term Debt:
       --------------

The long-term debt is comprised of the following:

     Amount payable  under  a  financing agreement, secured  by assets  of  $12,793,  interest  free  and  repayable  from monthly revenues received from customers, as each unit  is
     put into service                                                  $ 12,793

     Amount payable  under agreements for equipment  purchased.
     The amounts due are unsecured  and  interest free and  are
     repayable in equal monthly installments ending in May 2004          77,714
                                                                         ------
                  Total                                                $ 90,507
     Less current maturities                                             61,765
                                                                         ------
                                                                       $ 28,742
                                                                         ======
The principal due on the long-term debt is as follows:

        Year ending December 31,
           2003                                     $ 61,765
           2004                                       28,742
                                                      ------
                  Total                             $ 90,507
                                                      ======

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8.       Capital Lease Obligations:
         --------------------------

         The Company leases certain property and equipment under capital lease and has capitalized property and equipment of $27,825 with accumulated depreciation of $18,551 as of December 31, 2002.

         Minimum future lease payments under a capital lease as of December 31, 2002 and for the next three years and in the aggregate are as follows:

         Year ending December 31,
                    2003                               4,361
                    2004                               4,361
                    2005                              13,626
                                                    --------
         Net minimum lease payments                   22,348
         Less amount representing interest            (4,765)
                                                    --------
         Present value of minimum lease payments      17,583
         Less current maturities                      (1,913)
                                                    --------
                                                    $ 15,670
                                                    ========

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       STOCKHOLDERS EQUITY:
         --------------------

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

         In January 2002 the Company issued 100,000 shares in a private Placement at $0.05 to a Director of the Company.

         In January 2002 the Company conveyed 6,500 shares of its Series A Convertible preferred shares to the principals of its communications law firm in satisfaction of $65,000 owed to the law firm for services rendered in 1999, 2000, and 2001. These shares are convertible into the Company's common shares at a conversion price of $0.10 per share.

         In June 2002 the Company issued 190,000 shares for consulting services at $0.07 per share, amounting to $13,300.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10 .      STOCK OPTIONS PLANS:
         --------------------

         In January 2001 the Company adopted the 2001 Employee Stock Option Plan (the 2001 Plan). Under the 2001 Plan, employees on staff on January 17, 2001 are entitled to receive options to purchase the number of shares equal to their respective 2000 gross earnings (at Prime or any of its subsidiaries) at an exercise price equal to $0.32813 per share. New employees receive options on their date of employment equal to the estimated amount of their anticipated 2001 earnings, and the exercise price on their options is 150% of the closing price of the shares on their first day of employment. The options vest 50% on December 31, 2001 and 50% on December 31, 2002. The options expire on December 31, 2004.

         In December 2002, the Company adopted the 2002 Employee Stock Option Plan (the 2002 Plan). Under the 2002 Plan, employees on staff on December 10, 2002 are entitled to receive options to purchase the number of shares approximately equal to their respective 2002 gross earnings (at Prime or any of its subsidiaries) at an exercise price equal to $0.20 per share. The number of options granted was 791,100 and they vest 50% on December 31, 2003 and 50% on December 31, 2004. They expire December 31, 2005.

         In December 2002, the Board of Directors granted options to purchase 20,000 shares of common stock with an exercise price of $.20 per share to each of three outside Directors. The options vest 50% on December 31, 2003 and December 31, 2004. They expire December 31, 2005.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table sets forth the activity for all option activity during the years ended December 31, 2002 and 2001.

                                     NUMBER OF SHARES        AVERAGE EXERCISE
                                                              PRICE PER SHARE
                                     ----------------      --------------------

         Balance, December 31, 2000          681,813       $             .34

         Granted                             651,159                     .33
         Expired                                -                        -
         Exercised                          (100,000)                    .22
         Canceled/Forfeited                 (174,849)                    .39
                                     ----------------      --------------------
         Balance, December 31, 2001        1,058,123       $             .33

         Granted                             851,100                     .20
         Expired                            (105,711)                   2.03
         Exercised                              -                        -
         Canceled/Forfeited                  (30,200)                    .33
                                     ----------------      --------------------
         Balance, December 31, 2002        1,773,312       $             .23
                                     ================      ====================

         At December 31, 2001 the Company had options to purchase 105,711 shares of common stock exercisable at $1.00, options for 427,190 shares at $0.32813, options for 476,102 shares at $0.21875, options for 9,120 shares at $0.1125, and options for 40,000 shares at $0.10 per share.

         At December 31, 2002 the Company had options to purchase 396,990 shares at $0.32813, options for 476,102 shares at $0.21875, options for 9,120 shares at $0.1125, options for 40,000 shares at $0.10 per share, and options for 851,100 shares at $0.20 per share.

         If not previously exercised, canceled or forfeited, the outstanding options will expire as follows:


                                          NUMBER OF SHARES   AVERAGE EXERCISE
            PERIOD ENDED DECEMBER 31,                         PRICE PER SHARE

                                         ----------------    ----------------
            2003                                  476,102    $         .22
            2004                                  446,110              .30
            2005                                  851,100              .20
                                         ----------------    ----------------
         Balance, December 31, 2002             1,773,312    $         .23
                                         ================    ================


         As noted in Note 2, the Company has not adopted the fair value accounting prescribed by SFAS123 for employees. Had compensation cost for stock options issued to directors been determined based on the fair value at grant date for options awarded in 2002 consistent with the provisions for SFAS123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts indicated below:

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             YEAR ENDED
                                                         DECEMBER 31, 2002
                                                         -----------------


         Net Loss                                        $       (772,664)
                                                         =================

         Basic and diluted net loss per common share     $         (.02)
                                                         =================

         The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 4.08%, expected life of three years, dividend yield of 0%, and expected volatility of 65%. The weighted-average fair value of the options granted during the year ended December 31, 2002 was $0.20.



11.      INCOME TAXES:
         -------------

         Income  tax  expense  for the  indicated  periods is  comprised  of the
         Following:

                                            For the Years Ended
                                               December 31,
                                         2002                   2001
                                 ---------------------  ----------------

        Current
                  Federal        $        -             $        -
                  State                  3,400                  2,800
                                 ----------------       ----------------
                                 $       3,400          $       2,800
                                 ================       ================

         The actual income tax expense differs from the expected tax expense (benefit) as computed by applying the U.S. Federal corporate income tax rate of 34% for each period as follows:




                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            For the years ended
                                                               December 31,
                                                         2002                  2001
                                                 ----------------       ----------------
       Amount of expected tax benefit            $       (262,600)      $       (552,900)
       Non-deductible expenses                             10,500                311,300
       State taxes, net                                     2,200                  1,800
       Change in valuation allowance                      268,400                242,000
       Other                                              (15,100)                   600
                                                 ----------------       ----------------
                                                 $          3,400       $          2,800
                                                 ================       ================

          The components of the net deferred tax asset and liability recognized are as follows:

                                                                DECEMBER 31,        DECEMBER 31,
                                                                    2002                2001
                                                              ----------------    ----------------
       Current deferred tax assets
          Accrued expenses                                    $        31,600     $         39,000
          APB 25 compensation expense                                  55,500               55,500
          Other accrued liabilities                                     1,200                1,300
                                                              ---------------     ----------------
          Total current deferred tax assets                            88,300               95,800
          Valuation allowance                                         (88,300)             (95,800)
                                                              ---------------     ----------------
       Net current deferred tax assets                        $          -        $           -
                                                              ===============     ================

       Long-term deferred tax assets:
          Intangible asset                                             20,000               25,700
          Depreciation                                                 55,600               46,800
          Net operating loss carry-forwards                         3,829,900            3,445,500
                                                              ---------------     ----------------
          Total long-term deferred tax assets                       3,905,500            3,518,000
       Valuation allowance                                         (3,905,500)          (3,518,000)
                                                              ---------------     ----------------
       Net long-term deferred tax assets                      $          -        $           -
                                                              ===============     ================


         The Company will continue to assess the realizability of the deferred tax assets in future periods. The valuation allowance increased by $380,000 and $233,600 during the years ended December 31, 2002 and 2001 respectively.

         As of December 31, 2002, the Company has available federal net operating loss carry forwards for income tax purposes of $9,100,000, which expire on various dates through 2022. The Company has state net operating loss carry forwards of $8,300,000, the use of which has been suspended for two years, and which expire on various dates through 2012. Due to the change in control of Prime, the benefit of the net operating losses generated by Prime prior to the acquisition by Worldnet will be significantly limited by certain consolidated return filing regulations and limitations under Section 382.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.      EMPLOYEE DEFINED CONTRIBUTION PLAN:
         -----------------------------------

         Effective January 1, 1998, the Company adopted a 401K Profit Sharing Plan (the "Plan") covering all employees. To be eligible to participate in the Plan, employees must be age 21 and must complete at least 83.33 hours of service per month for at least 6 months. Contributions to the Plan are invested at the direction of the participant. No contributions were made to the plan during the years ended December 31, 2001 and December 31, 2002.

13.      COMMITMENTS AND CONTINGENCIES:
         ------------------------------

         Leases: - The Company leases operating facilities and equipment under operating leases which expire at various dates through December 31, 2007. Facility leases provide for payment of real estate taxes, insurance, and maintenance expenses by the Company. In addition, the Yuba City facility lease is held by Mr. Bert Lima, President and CEO of the Company. The rent paid to Mr. Lima was $20,160 for both years ended December 31, 2002 and 2001.

         The future minimum commitments under these leases are as follows:

                 Year ending December 31,
                          2003                                   53,285
                          2004                                   40,773
                          2005                                   29,829
                          2006                                    7,200
                          2007                                    5,400
                                                       ----------------
                                                       $        136,487
                                                       ================

         Rent  expense   totaled   $53,125  and   $62,340  for   2002  and  2001
         respectively.


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



         Litigation and other claims
         ---------------------------

         None.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.      SEGMENT REPORTING:
         ------------------

         The Company has identified its segments based upon its geographic operations. These segments are represented by each of the Company's individual legal entities: Prime Companies, Inc.(Prime), Prepaid Tel.com Inc.(Prepaid), Nacc-Tel Corp.(Nacc-Tel), LMDS Communications, Inc.(LMDS), and Bright-Bridge Communications Networks, Inc. Segment operations are measured consistent with accounting policies used in these consolidated financial statements. Segment information is as follows:

                                              December 31, 2002
                                              -----------------

                                Prime          Prepaid      Nacc-Tel        LMDS      Bright-Bridge
                            ------------    ------------  ------------  ------------  -------------

 Revenues                   $       -       $     32,775  $    210,511  $     41,331  $        -
                            ============    ============  ============  ============  =============
 Gross Margin                       -                73%           53%           81%           -
                            ============    ============  ============  ============  =============
 Selling, G&A Expense       $    283,127    $     21,082  $    274,813  $    368,149  $      57,615
                            ============    ============  ============  ============  =============
 Interest Income            $       -       $       -     $         87  $         64  $        -
                            ============    ============  ============  ============  =============
 Interest Expense           $      5,252    $       -     $      3,792  $     23,598  $        -
                            ============    ============  ============  ============  =============
 Other Income               $     21,320    $       -     $       -     $       -     $        -
                            ============    ============  ============  ============  =============



                                              December 31, 2001
                                              -----------------

                                Prime          Prepaid      Nacc-Tel        LMDS      Bright-Bridge
                            ------------    ------------  ------------  ------------  -------------

 Revenues                   $        235    $     52,672  $    355,873  $     46,422  $     -
                            ============    ============  ============  ============  =============
 Gross Margin                        14%             57%           64%        -             -
                            ============    ============  ============  ============  =============
 Selling, G&A Expense       $    873,248    $     83,260  $    272,892  $    297,824  $     -
                            ============    ============  ============  ============  =============
 Interest Income            $      1,829    $        171  $        647  $        127  $     -
                            ============    ============  ============  ============  =============
 Interest Expense           $      7,040    $     -       $      1,171  $     -       $     -
                            ============    ============  ============  ============  =============
 Other Income               $    706,278    $     -       $     17,782  $     -       $     -
                            ============    ============  ============  ============  =============
 W/O Deferred Offering Cost $    882,911    $     -       $       -     $     -       $     -
                            ============    ============  ============  ============  =============


                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.     SUBSEQUENT EVENTS:
         -----------------

In January 2003 the Company commercially launched fixed wireless broadband service in the Roanoke, Virginia community.

On January 31, 2003 the Company entered into a loan agreement with a European investor for a $9 million five year loan at 5.5% interest per annum. On March 7, 2003 the Company received a comfort letter from the lender referring to the Patriot Act as a cause of funding delays, but indicated that the loan will be funded by no later than March 30, 2003.

Exhibit  4.1


PROXY


I, ___________________________, shareholder of Prime Companies, Inc., a Delaware corporation ("Corporation"), do hereby appoint Norbert J. Lima and Stephen Goodman to be my proxy agents, with full power of substitution, and to vote all of my shares in the Corporation with respect to matters submitted to the shareholders at all meetings of the shareholders, or any adjournments thereof, and in all consents to any actions taken without a meeting. This appointment shall continue from this date until December 12, 2002 and during said period, Norbert Lima and Stephen Goodman shall have all the power that I would possess with respect to the voting of my shares and granting my consent.

1, hereby revoke all proxies previously given by me with respect to all my shares in the Corporation.

IN WITNESS WHEREOF, I have executed this proxy.


Date:      /   /

                                    --------------------------
                                    Shareholder

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Prime Companies, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norbert J. Lima, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Norbert J. Lima
---------------------
Norbert J. Lima
Chief Executive Officer
March 19, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Prime Companies, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen Goodman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Stephen Goodman
----------------------
Stephen Goodman
Chief Financial Officer
March 19, 2003