Form 10QSB
period 2003-03-31
PRIME COMPANIES INC
filed 2003-05-13
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB
                            (Filed on May 13, 2003)


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

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

As of March 31, 2003, 32,274,384 shares of Common Stock, $.0001 par value, were outstanding.

                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------

PART  I.    FINANCIAL  INFORMATION

     Item 1.    Financial  Statements:
          Condensed  Consolidated  Balance  Sheet
          as  of  March 31, 2003                                             3

          Condensed  Consolidated  Statements  of  Operations  for  the
          Three Months  ended  March 31, 2003  and  2002                     4

          Condensed  Consolidated  Statements  of  Cash  Flows  for  the
          Three  Months  ended  March 31,  2003  and  2002                   5

          Notes  to  Condensed  Consolidated  Financial  Statements          6

     Item  2.    Management's  Discussion  and  Analysis
          of  Financial  Condition  and  Results  of  Operations             7

     Item 3. Controls and Procedures                                        13


PART  II.    OTHER  INFORMATION

     Item  1.    Legal Proceedings                                          14

     Item  2.    Changes in Securities and use of proceeds                  14

     Item  3.    Defaults upon Senior Securities                            14

     Item  4.    Submission of Matters to Vote of Security Holders          14

     Item  5.    Other Information                                          14

     Item  6.    Exhibits and Reports on Form 8-K                           14

          Signatures                                                        15

PART  I. FINANCIAL  INFORMATION

Item  1. Financial  Statements
         ---------------------































Condensed Consolidated Balance Sheet
Prime Companies, Inc. and Subsidiaries

ASSETS                                                                             31-Mar-03
                                                                                  (unaudited)
Current Assets
          Cash                                                                    $   434,442
          Accounts receivable, net of allowance of $889                                18,953
          Inventory                                                                    85,460
          Prepaid expenses and other current assets                                    55,176
                                                                                  -----------
                    Total Current Assets                                              594,031
                                                                                  -----------

Property and Equipment, net of Accumulated Depreciation of $410,783                   789,420
Licenses, net of Accumulated Amortization of $176,863                                 294,772
Goodwill                                                                              112,182
                                                                                  -----------
TOTAL ASSETS                                                                      $ 1,790,405
                                                                                  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
          Accounts payable                                                            380,844
          Accrued payroll and other current liabilities                               148,542
          Current maturities of note payable, Rural Utilities Service                 190,436
          Current maturities of long term debt                                         61,765
          Current maturities of capital lease obligations                               1,913
          Deferred revenues                                                             5,722
                                                                                  -----------
                     Total Current Liabilities                                        789,222
                                                                                  -----------
Long Term Liabilities
          Note payable, Rural Utilities Service, net of current maturities          1,888,267
          Long term debt, net of current maturities                                    11,696
          Capital lease obligations, net of current maturities                         14,577
                                                                                  -----------
                     Total long term liabilities                                    1,914,540
                                                                                  -----------

Stockholders' Deficit
          Preferred Stock $.0001 par value, 50,000,000 shares authorized
                 Series 'A' - 6,500 issued and outstanding                                  1
          Common Stock, $.0001 par value, 100,000,000 shares authorized
                 32,274,384 issued and outstanding                                      3,227
          Additional paid-in capital                                                7,494,042
          Accumulated deficit                                                      (8,410,627)
                                                                                  -----------
                      Total Stockholders' Deficit                                    (913,357)
                                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $ 1,790,405
                                                                                  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


























Condensed Consolidated Statements of Operations
Prime Companies, Inc. and Subsidiaries


                                                              Three months    Three months
                                                              ------------    ------------
                                                                  ended           ended
                                                                31-Mar-03       31-Mar-02
                                                              ------------    ------------
                                                               (unaudited)     (unaudited)
Revenues                                                      $     84,252    $     73,349

Cost of sales                                                       52,103          72,261
                                                              ------------    ------------

Gross profit                                                        32,149           1,088

Selling, general & administrative expenses                         383,160         181,656
                                                              ------------    ------------
Loss from operations                                              (351,011)       (180,568)

Other income (expense)                                                -             (3,000)

Interest income                                                        220            -

Interest expense                                                   (19,006)         (4,130)
                                                              ------------    ------------
Net loss                                                          (369,797)       (187,698)
                                                              ============    ============

Basic & diluted per share information:


     Net loss                                                 $      (0.01)    $      0.01
                                                              ============    ============

Weighted Average Shares, basic and diluted                      32,274,384      32,078,889
                                                              ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.




















































Condensed Consolidated Statements of Cash Flows
Prime Companies, Inc. and Subsidiaries

                                                                                         Three               Three
                                                                                      months ended        months ended
                                                                                       31 Mar-03            31-Mar-02
                                                                                      -----------         -----------
                                                                                      (unaudited)          (unaudited)
Cash Flows from Operating Activities
         Net loss                                                                     $  (369,797)        $  (187,698)
         Adjustments to reconcile net loss to net cash
            provided by (used in) operating activities
                Depreciation of property and equipment                                     45,245              26,878
                Amortization of licenses and goodwill                                      11,791              11,791
                Net loss on disposal of shares in subsidiary company                         -                  3,000
                Preferred stock issued for services                                          -                 65,000
            Changes in operating assets and liabilities:
                Accounts receivable                                                        (3,467)             12,724
                Inventory                                                                  11,133               3,000
                Prepaid expenses and other current assets                                  (3,452)             22,208
                Accounts payable                                                           89,916              (2,351)
                Accrued payroll and other current liabilities                              48,600              34,868
                Deferred revenues                                                          (1,056)                170
                                                                                      -----------         -----------
                              Net cash used in operating activities                      (171,087)            (10,410)
                                                                                      -----------         -----------

Cash Flows from Investing Activities
          Purchases of property and equipment                                            (231,134)             (4,116)
          Proceeds from sale of shares in subsidiary                                         -                 20,000
                                                                                      -----------         -----------
                              Net cash provided by (used in) investing activities        (231,134)             15,884
                                                                                      -----------         -----------

Cash Flows from Financing Activities
         Proceeds from note payable                                                       447,685                -
         Repayments of notes payable                                                      (35,318)               -
         Repayments on long term debt and capital lease obligations                       (18,138)               -
         Proceeds from sale of common stock                                                  -                  5,000
                                                                                      -----------         -----------
                              Net Cash provided by financing activities                   394,229               5,000
                                                                                      -----------         -----------

NET INCREASE (DECREASE) IN CASH                                                            (7,992)             10,474

CASH, beginning of period                                                             $   442,434         $     1,700
                                                                                      -----------         -----------

CASH, end of period                                                                   $   434,442         $    12,174
                                                                                      ===========         ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING ACTIVITIES

Issuance of preferred stock in exchange for services                                  $      -            $    65,000
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

                     Prime Companies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
       ----------------------------------------------

The condensed consolidated balance sheet as of March 31, 2003, the related condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Prime Companies, Inc. and subsidiaries as of March 31, 2003, the results of their operations for the three months ended March 31, 2003 and 2002, and their cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

The Company has implemented SFAS No. 142, "Goodwill and Other Intangible Assets," with effect from January 1, 2002 which, among other requirements, discontinued the amortization of goodwill (approximately $10,000 per quarter in the past). The Company has performed the transitional first year impairment test and the annual impairment test at December 31, 2002 per SFAS No. 142, and determined there is no material impairment.


2.       NOTE PAYABLE, RURAL UTILITIES SERVICE:
         -------------------------------------

The Note Payable, Rural Utilities Service ("RUS") relates to advances received on the $5,012,000 broadband loan agreement with the US Department of Agriculture's Rural Utilities Service. Advances on the loan, which may only be made once every 30 days, expire on April 1, 2005, and the maturity date for repayment of all outstanding principal and interest is April 1, 2012. The interest rate for each advance is fixed at the time of disbursement and is equal to the average market yield on outstanding marketable Treasury securities due April 1, 2012, and averaged 4.18% at March 31, 2003. Monthly payments are required to repay the principal and interest no later than the maturity date. The interest expense on this loan for the first quarter of 2003 totaled $18,310.

The proceeds of this loan may only be used to finance the costs of furnishing or improving broadband services in rural areas in Pennsylvania and New York.

The loan is secured by all of the assets of LMDS Communications, Inc., and is evidenced by a Mortgage Security Agreement and Financing Statement and UCC-1 filing in favor of the United States of America. At March 31, 2003, the LMDS assets, which comprised Broadband equipment, LMDS licenses, cash and accounts receivable, totaled approximately $2,354,000, net of accumulated depreciation and amortization of approximately $384,000 on the equipment and licenses.

The principal due over the next five years is as follows:

            Year ending December 31,
                2003                                            $ 190,436
                2004                                              198,550
                2005                                              207,010
                2006                                              215,831
                Thereafter                                      1,266,876
                                                               ----------
                           Total                               $2,078,703
                                                               ==========


3.     LONG TERM DEBT:
       --------------

The long-term debt is comprised of the following:

     Amount payable  under  a  financing agreement, secured  by assets  of  $11,188,  interest  free  and  repayable  from monthly revenues received from customers, as each unit  is
     put into service                                                  $ 11,188

     Amount payable  under agreements for equipment  purchased.
     The amounts due are unsecured  and  interest free and  are
     repayable in equal monthly installments ending in May 2004          62,273
                                                                         ------
                  Total                                                $ 73,461
     Less current maturities                                             61,765
                                                                         ------
                                                                       $ 11,696
                                                                         ======
The principal due on the long-term debt is as follows:

        Twelve months ending March 31,
           2004                                     $ 61,765
           2005                                       11,696
                                                      ------
                  Total                             $ 73,461
                                                      ======
4.       CAPITAL LEASE OBLIGATIONS:
         --------------------------

         The Company leases certain property and equipment under capital leases and has capitalized property and equipment of $27,825 with accumulated depreciation of $18,551 as of March 31, 2003.

         Minimum future lease payments under capital leases as of March 31, 2003 and for the next three years and in the aggregate are as follows:

         Year ending March 31,
                    2004                               4,361
                    2005                               3,637
                    2006 - residual payment           13,260
                                                    --------
         Net minimum lease payments                   21,258
         Less amount representing interest            (4,768)
                                                    --------
         Present value of minimum lease payments      16,490
         Less current maturities                      (1,913)
                                                    --------
                                                    $ 14,577
                                                    ========

5.     SUBSEQUENT EVENTS
       -----------------

       none
                                       -6-

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

LMDS Communications Inc.("LMDS"), a Delaware corporation, was formed in February 1999 as a wholly owned subsidiary of WNTC. LMDS is a telecommunications company with interests in the fixed broadband wireless sector. LMDS Communications Inc. obtained local multipoint distribution service licenses at the 1999 Federal Communications Commission auction and is now deploying broadband fixed wireless services. In 2000 LMDS Communications obtained competitive local exchange carrier status in the States of Pennsylvania and New York. The competitive local exchange carrier status enables LMDS Communications Inc. to connect to the public switched telephone network and negotiate wholesale rates with incumbent local exchange carriers. LMDS participated in an auction conducted by the FCC between April 27, 1999 and May 12, 1999 for 161 local multipoint distribution service licenses. Prime secured 8 basic trading areas at the auction for $591,800 (a 45% discount from the gross price of $1,076,010). The price per population averages out to approximately $0.56. This compares to a high of $5.53 per population and an average net bid of $1.35 per population for the 121 'A' Block licenses auctioned in 1999.

Prepaid Tel.com Inc. ("Prepaid"), a Delaware corporation, was formed in February 1999 as a wholly owned subsidiary of WNTC. Prepaid is a Competitive Local Exchange Carrier ("CLEC") certified by the California Public Utility Commission.

In September 1999, Prime acquired Olive Tree Image Engineers ("Olivetree"), a small internet service provider located in Sacramento, California. In October 1999, Prime completed the acquisition of Marathon Telecommunications ("Marathon"), a commercial telephone interconnect business based in Sacramento, California. Both Marathon and Olivetree operate under fictitious business names of NACC-Tel; for legal and accounting purposes they have been fully integrated into NACC-Tel.

In April 2000 the Company acquired the internet domain name NTCOMM.com, which had been operating as a buyer and seller of used telephone equipment. This business is now part of NACC-Tel.

In November 2001 Prime entered into an agreement with the Virginia Tech Foundation to commercially develop the Foundation's LMDS license in the Roanoke, Virginia area. In July 2002 the Company formalized its plans to commence the provisioning of fixed broadband wireless services to the Roanoke, Virginia marketplace. To accomplish this the Company and the Foundation formed a subsidiary, Bright-Bridge Communications Networks, Inc. ("Bright-Bridge"), a Delaware corporation, for its Virginia operations. In August 2002, Bright-Bridge leased commercial office space in Roanoke, and in September leased space on the radio tower on Mill Mountain in Roanoke. This wireless system was launched in a 'beta test' mode in mid December 2002, and was made commercially operational in late January 2003.

Results  of  Operations
-----------------------

Results of operations for the three months ended March 31, 2003 compared to the three months ended March 31, 2002

                     Prime         Prime        NACC-Tel    NACC-Tel      LMDS      LMDS      Prepaid    Prepaid     Bright-Bridge
                   3/31/2003     3/31/2002     3/31/2003   3/31/2002   3/31/2003  3/31/2002  3/31/2003  3/31/2002      3/31/2003
                  ----------    -----------   ----------  ----------   ---------  ---------  ---------  ---------    -------------
Revenue           $             $             $   64,244  $   54,544   $  13,843  $   8,062  $   6,106  $  10,673      $        60
Gross Margin                                         47%         40%         16%       nm           92%        52%            nm
SG&A              $  131,990    $    62,007   $   76,866  $   51,620   $ 118,891  $  60,213  $   3,975  $   7,678      $    51,348
Net Int. Exp (Inc)$      592    $     4,130   $       40  $            $  18,154       --                    --
Net Income (loss) $ (132,582)   $   (75,873)  $  (46,973) $  (29,899)  $(134,864) $ (79,641) $   1,615  $  (2,181)     $   (56,994)



During the three month period ended March 31, 2003 total sales revenue increased to $84,252 from $73,349 for the corresponding period of the prior year. The increase in revenue is attributed to a moderate increase in the replacement of legacy telecommunications equipment by our customers.

The gross margin as a percent of revenues increased to 38% for the three month period ended March 31, 2003 from 1% in the corresponding period of the prior year. We are pleased to report the return to a more normalized gross margin from last year's erosion of our gross margin, which had been due to bandwidth overhead required to serve our LMDS customers, coupled with a decrease in the volume of our legacy interconnect telephone business. This past quarter we were able to utilize inventory, that we had acquired at advantageous pricing, to satisfy many of the interconnect requirements of our customers.

The Company's selling, general and administrative expenses ("SG&A") for the three month period ended March 31, 2003 increased to $383,160 from $181,656 for the corresponding period of the prior year. This increase is due primarily to increased administrative expenses, sales expenses, and engineering expenses related to our fixed wireless broadband businesses in Pennsylvania, Virginia, and California.

Interest expense for the three month period ended March 31, 2003 increased to $19,006 from $4,130 for the corresponding period of the prior year. The increase is attributable to the interest on the Rural Utilities Service note payable.

Interest income for the three month period ended March 31, 2003 increased to $220 from $0 for the corresponding period of the prior year. The increase is attributed to a modest amount of cash received from customers this past quarter as interest on late payments.

During the three month period ended March 31, 2003, NACC-Tel sales revenue increased to $64,244 from $54,544 for the corresponding period of the prior year. The increase in revenue is attributed to a moderate increase in the replacement of legacy telecommunications equipment by our customers. Increased marketing efforts and a greater geographical presence have tended to offset the negative effect caused by the current concern about the general economy. The larger geographical presence is directly related to our deployment of fixed wireless broadband services in the aforementioned LMDS markets.

The NACC-Tel gross margin as a percent of revenues increased to 47% for the three month period ended March 31, 2003 from 40% in the corresponding period of the prior period. The increase in the gross margin is because we were able to utilize inventory, that we had acquired at advantageous pricing, to satisfy many of the interconnect requirements of our customers.


NACC-Tel's SG&A expenses for the three month period ended March 31, 2003 increased to $76,866 from $51,620 for the corresponding period of the prior year. The increase is attributed to the addition of administrative staff and sales personnel as a result of our increased marketing efforts, and the commercial launching of fixed wireless broadband services to the Penn Valley, California and surrounding communities late last year.

During the three month period ended March 31, 2003, sales revenue from LMDS Communications increased to $13,843 from $8,062 for the corresponding period of the prior year. The increase in revenue is attributed to the fact that we have been able to moderately increase the number of customers we are providing fixed wireless broadband services to in Pennsylvania. This is a direct result of the extensive improvements we have made to our wireless system, and our resulting expanded footprint in the northwestern Pennsylvania area.

LMDS' gross margin as a percent of revenues increased to 16% for the three month period ended March 31, 2003 from less than zero in the corresponding period of the prior year. The improvement in the gross margin is due to the fact that we have increased our customer base sufficiently to cover the necessary bandwidth and infrastructure costs necessary to provide the fixed wireless broadband services.

LMDS' SG&A expenses for the three month period ended March 31, 2003 increased to $118,981 compared to $60,213 for the corresponding period of the prior year. This increase is due primarily to increased administrative expenses, sales expenses, and engineering expenses related to our fixed wireless broadband business.


During the three month period ended March 31, 2003, sales revenue for Prepaid Tel.com decreased to $6,106 from $10,673 for the corresponding period of the prior year. The decrease in revenue is attributed to additional competition coming into the California marketplace for prepaid residential dialtone customers, coupled with a curtailment in the Company's marketing effort in this sector of its business, as management has been focusing on the fixed wireless broadband sector of its business.

Prepaid's gross margin as a percent of revenues increased to 92% for the three month period ended March 31, 2003 from 52% in the corresponding period of the prior year. The improvement in the gross margin is due to the fact that during the second quarter of 2002 we terminated customers in a region, where we had a relatively high tariff cost for the services provided by the incumbent local exchange company. We had been unable to charge our customers in that region the fees commensurate with our normal gross margin, so we decided to cease providing services in that region. Additionally, we received net credits on our monthly invoices from one of our incumbent local exchange carrier providers, due to refunds due us relating to overcharges in prior periods.


Prepaid's SG&A expenses for the three month period ended March 31, 2003 decreased to $3,975 from $7,678 for the corresponding period of the prior year. The decrease is attributed to our reduction of administrative staff and sales personnel.


During the three month period ended March 31, 2003, sales revenue for Bright-Bridge increased to $60 from zero for the corresponding period of the prior year. We launched commercial fixed wireless broadband services in the Roanoke, Virginia marketplace in January and contracted our first customer in March.

Bright-Bridge's SG&A expenses for the three month period ended March 31, 2003 Were $51,348 compared to $-0- in the prior year. Commercial operations were Launched in late January 2003. The increase is for the payroll and rents incurred to launch our service offerings in the Roanoke, Virginia community.


Income taxes for the three month periods ending March 31, 2003 and 2002 were $0.


Liquidity  and  Capital  Resources
----------------------------------

At March 31, 2003 the Company had cash of $434,442 and negative working capital of $195,191. The modest decrease in cash during the three months ended March 31, 2003 of $7,992 was due primarily to $394,229 being provided from our RUS loan agreement, less $171,087 used in operations and $231,134 spent on the purchase of capital equipment required for our fixed broadband wireless services.

Cash used in operations for the three months ended March 31, 2003 was $171,087 compared to cash used in operations of $10,410 for the corresponding period of the prior year.

Cash used in investing activities for the three months ended March 31, 2003 was $231,134 compared to cash provided from investing activities of $15,884 for the corresponding period of the prior year. The cash invested was for the purchase of capital equipment. During the first quarter of 2002 we recorded the sale and distribution of some shares in our Zenith subsidiary, resulting in proceeds of $20,000.

Funds provided by financing activities for the three months ended March 31, 2003 was $394,229 compared to $5,000 cash provided in the corresponding period of 2002 from the private placement sale of 100,000 shares of common stock in January 2002.

The Company's ability to fully develop its fixed wireless broadband service business is dependent upon its ability to obtain additional financing for the infrastructure equipment and working capital to develop the market opportunities. Management believes the actions taken to secure long term debt financing will be sufficient to sustain operations for at least the next twelve months. Management intends to raise additional cash through the private placement of preferred shares later this year. As the financial markets improve, management will pursue additional opportunities to raise capital. The $9 million long term loan from Mercatus & Partners (see Note 5, subsequent events) is expected to be funded during May and June 2003.

                  Item 3. Controls and Procedures
                          -----------------------

The Company's management, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures and internal controls and procedures for financial reporting within 90 days prior to the filing date of this report on Form 10-QSB. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II.   OTHER INFORMATION

Item  1.    Legal  Proceedings
            ------------------

See the Company's annual report on Form 10KSB for the year ended December 31, 2003.


Item  2.    Changes  in  Securities  and  Use  of  Proceeds
            -----------------------------------------------

      None

Item  3.    Defaults upon Senior Securities
            -------------------------------

      None


Item  4.    Submission  of  Matters  to  Vote  of  Security  Holders
            --------------------------------------------------------

      None


Item  5.    Other  Information
            ------------------

      None


Item  6.    Exhibits  and  Reports  on  Form  8-K
            -------------------------------------

      On March 12, 2003 we filed Form 8-k to report the pending $9 million long term debt financing agreement we entered into with Mercatus & Partners, Ltd. on January 31, 2003.

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

                                                     PRIME  COMPANIES,  INC.
                                                     -----------------------
                                                     (Registrant)


Date:     May 13, 2003                              By:  /S/Norbert  J.  Lima
                                                        ----------------------
                                                     Norbert  J.  Lima
                                                     Chief  Executive  Officer


Date:     May 13, 2003                              By:  /S/Stephen  Goodman
                                                        ---------------------
                                                     Stephen  Goodman
                                                     Chief  Financial  Officer

                               EXHIBIT 99.1


                CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
              PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                          RULES 13a-14 AND 15d-14
                           AS ADOPTED PURSUANT TO
               SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Prime Companies, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norbert
J. Lima, Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, that:

        (1) I have reviewed the Report;

        (2) Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

        (3) Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company, as of, and for, the periods presented in the Report;

        (4)I and the other certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) and we have:

               a. Designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;
               b. Designed such internal controls and procedures for financial reporting to provide reasonable assurances that the Company's financial statements are fairly presented in conformity with generally accepted accounting principles;
               c. Evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for the for the financial reporting as of the end of the period covered by this Report;
               d. Presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation.

       (1) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

            a. All significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the Company's ability to record, process, summarize and report financial information required to be disclosed by the Company in the reports it files or submits under the Act, within the time periods specified in the U.S. Securities and Exchange Commission rules and forms; and
            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls and procedures for financial reporting.

        (1) I and the other certifying officers have indicated in this Report whether or not there were significant changes in internal controls and procedures for financial reporting or in other factors that could significantly affect internal controls and procedures for financial reporting made during the period covered by this report, including any actions taken to correct significant deficiencies and material weaknesses in the Company's internal controls and procedures for financial reporting.



/s/ Norbert J. Lima
Norbert J. Lima
Chief Executive Officer
May  13, 2003








                     CERTIFICATION OF CHIEF FINANCIAL OFFICER
                   PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                               RULES 13a-14 AND 15d-14
                                AS ADOPTED PURSUANT TO
                    SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Prime Companies, Inc. (the "Company") on Form 10-QSB for the year ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report", I, Stephen Goodman, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, that:

        (1) I have reviewed the Report;

        (2) Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

        (3) Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company, as of, and for, the periods presented in the Report;

        (4) I and the other certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) and we have:

               a. Designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;
               b. Designed such internal controls and procedures for financial reporting to provide reasonable assurances that the Company's financial statements are fairly presented in conformity with generally accepted accounting principles;
               c. Evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for the for the financial reporting as of the end of the period covered by this Report;
               d. Presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation.

       (1) I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

               a. All significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the Company's ability to record, process, summarize and report financial information required to be disclosed by the Company in the reports it files or submits under the Act, within the time periods specified in the U.S. Securities and Exchange Commission rules and forms; and
               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls and procedures for financial reporting.

        (1) I and the other certifying officers have indicated in this Report whether or not there were significant changes in internal controls and procedures for financial reporting or in other factors that could significantly affect internal controls and procedures for financial reporting made during the period covered by this report, including any actions taken to correct significant deficiencies and material weaknesses in the Company's internal controls and procedures for financial reporting.



/s/ Stephen Goodman
Stephen Goodman
Chief Financial Officer
May 13, 2003