Form 10QSB
period 2003-06-30
PRIME COMPANIES INC
filed 2003-08-22
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB
                            (Filed on August 22, 2003)


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 --------------

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

As of July 31, 2003, 32,274,384 shares of Common Stock, $.0001 par value, were outstanding.

                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------

PART  I.    FINANCIAL  INFORMATION

     Item 1.    Financial  Statements (unaudited):
          Condensed  Consolidated  Balance  Sheet
          as  of  June 30, 2003                                              3

          Condensed  Consolidated  Statements  of  Operations  for  the
          Three and Six Months  ended  June 30, 2003  and  2002              4

          Condensed  Consolidated  Statements  of  Cash  Flows  for  the
          Six Months ended  June 30, 2003 and 2002                           5

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

PART  I. FINANCIAL  INFORMATION

Item  1. Financial  Statements (unaudited)
         ---------------------------------































Condensed Consolidated Balance Sheet
Prime Companies, Inc. and Subsidiaries

ASSETS                                                                             30-Jun-03
                                                                                  (unaudited)
Current Assets
          Cash                                                                    $      -
          Accounts receivable, net of allowance of $2,739                              17,047
          Inventory                                                                    90,510
          Prepaid expenses and other current assets                                    49,405
                                                                                  -----------
                    Total current assets                                              156,962
                                                                                  -----------

Property and equipment, net of accumulated depreciation of $463,045                   968,562
Licenses, net of accumulated amortization of $188,654                                 282,981
Goodwill                                                                              112,182
                                                                                  -----------
TOTAL ASSETS                                                                      $ 1,520,687
                                                                                  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
          Accounts payable                                                            199,060
          Accrued payroll and other current liabilities                               263,433
          Current maturities of note payable, Rural Utilities Service                 224,715
          Current maturities of long term debt                                         46,832
          Current maturities of capital lease obligations                               1,913
          Deferred revenues                                                             5,722
                                                                                  -----------
                     Total current liabilities                                        741,675
                                                                                  -----------
Long Term Liabilities
          Note payable, Rural Utilities Service, net of current maturities          1,838,416
          Long term debt, net of current maturities                                     9,503
          Capital lease obligations, net of current maturities                         13,851
                                                                                  -----------
                     Total long term liabilities                                    1,861,770
                                                                                  -----------

Stockholders' Deficit
          Preferred Stock $.0001 par value, 50,000,000 shares authorized
                 Series 'A' - 6,675 issued and outstanding                                  1
          Common Stock, $.0001 par value, 100,000,000 shares authorized
                 32,274,384 issued and outstanding                                      3,227
          Additional paid-in capital                                                7,495,792
          Accumulated deficit                                                      (8,581,778)
                                                                                  -----------
                      Total Stockholders' Deficit                                  (1,082,758)
                                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $ 1,520,687
                                                                                  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.
















Condensed Consolidated Statements of Operations
Prime Companies, Inc. and Subsidiaries


                                                              Three months    Three months     Six months      Six months
                                                              ------------    ------------    ------------    ------------
                                                                 ended           ended           ended           ended
                                                               30-Jun-03       30-Jun-02       30-Jun-03       30-June-02
                                                              ------------    ------------    ------------    ------------
                                                              (unaudited)     (unaudited)     (unaudited)      (unaudited)
Sales revenues                                                $     99,103    $     72,626    $    183,355    $    145,975

Cost of sales                                                       28,373           7,839          80,476          80,101
                                                              ------------    ------------    ------------    ------------

Gross profit                                                        70,730          64,787         102,879          65,874

Selling, general & administrative expenses                         338,288         257,103         721,448         438,760
                                                              ------------    ------------    ------------    ------------

Loss from operations                                              (267,558)       (192,316)       (618,569)       (372,886)

Other income (expense)                                             119,706           1,000         119,706          (2,000)

Interest income                                                        111               5             331               5

Interest expense                                                   (23,410)         (1,835)        (42,416)         (5,964)
                                                              ------------    ------------    ------------    ------------

Net loss                                                          (171,151)       (193,146)       (540,948)       (380,845)
                                                              ============    ============    ============    ============

Basic & diluted per share information:

     Net loss                                                 $      (0.01)   $      (0.01)   $      (0.02)   $      (0.01)
                                                              ============    ============    ============    ============

Weighted Average Shares, basic and diluted                      32,274,384      32,088,560      32,274,384      32,083,065
                                                              ============    ============    ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.




















































Condensed Consolidated Statements of Cash Flows
Prime Companies, Inc. and Subsidiaries

                                                                                          Six                 Six
                                                                                      months ended        months ended
                                                                                       30 Jun-03           30-Jun-02
                                                                                      ------------        ------------
                                                                                      (unaudited)          (unaudited)
Cash Flows from Operating Activities
         Net loss                                                                     $  (540,948)        $  (380,845)
         Adjustments to reconcile net loss to net cash
            provided by (used in) operating activities
                Depreciation of property and equipment                                     97,507              67,505
                Amortization of licenses and goodwill                                      23,582              23,582
                Net loss on disposal of shares in subsidiary company                         -                  2,000
                Common stock issued for services                                                               13,300
                Preferred stock issued for services                                         1,750              65,000
            Changes in operating assets and liabilities:
                Accounts receivable                                                        (1,561)              6,942
                Inventory                                                                   6,083             (11,805)
                Prepaid expenses and other current assets                                   2,320              52,508
                Accounts payable                                                          (91,868)           (185,969)
                Accrued payroll and other current liabilities                             163,493              35,467
                Deferred revenues                                                          (1,056)                170
                                                                                      -----------         -----------
                              Net cash used in operating activities                      (340,698)           (312,145)
                                                                                      -----------         -----------

Cash Flows from Investing Activities
          Purchases of property and equipment                                            (462,539)            (74,093)
          Proceeds from sale of shares in subsidiary                                         -                 30,000
                                                                                      -----------         -----------
                              Net cash used in investing activities                      (462,539)            (44,093)
                                                                                      -----------         -----------

Cash Flows from Financing Activities
         Proceeds from note payable                                                       447,685             533,092
         Channel partner financing                                                           -                 40,948
         Repayments of notes payable                                                      (50,890)               -
         Repayments on long term debt and capital lease obligations                       (35,992)               -
         Proceeds from sale of common stock                                                  -                  5,000
                                                                                      -----------         -----------
                              Net cash provided by financing activities                   360,803             579,040
                                                                                      -----------         -----------

NET INCREASE (DECREASE) IN CASH                                                           442,434             222,802

CASH, beginning of period                                                             $   442,434         $     1,700
                                                                                      -----------         -----------

CASH, end of period                                                                   $      -            $   224,502
                                                                                      ===========         ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING ACTIVITIES

Issuance of common stock in exchange for services                                     $      -            $    13,300
                                                                                      ===========         ===========
Issuance of preferred stock in exchange for services                                  $     1,750         $    65,000
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

                     Prime Companies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
       ----------------------------------------------

The condensed consolidated balance sheet as of June 30, 2003, the related condensed consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Prime Companies, Inc. and subsidiaries as of June 30, 2003, the results of their operations for the three and six months ended June 30, 2003 and 2002, and their cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002. As shown in the accompanying financial statements, the Company has reported significant net losses for the year ended December 31, 2002 and the six months ended June 30, 2003 of $772,649 and $540,948, respectively, and has a net accumulated deficit of $8,581,778 as of June 30, 2003. In addition, the Company has defaulted on monthly repayments of its loan from the Rural Utilities Service (refer note 2) and there have been delays in obtaining the funding from Mercatus (refer subsequent events note 6). These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

The Company's ability to continue as a going concern is dependent on receiving the Mercatus funding as referred to in note 6 and/or obtaining additional financing to fund current operations and, ultimately, generating sufficient revenues to obtain and sustain profitable operations. No assurance can be given that the Company will be successful in its financing efforts. The financial statements do not include any adjustments relating to the recoverability and classifications of reported asset amounts or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.


Recent Accounting Pronouncements:

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, it is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.


2.       NOTE PAYABLE, RURAL UTILITIES SERVICE:
         -------------------------------------

The Note Payable, Rural Utilities Service ("RUS") relates to advances received on the $5,012,000 broadband loan agreement with the US Department of Agriculture's Rural Utilities Service. Advances on the loan, which may only be made once every 30 days, expire on April 1, 2005, and the maturity date for repayment of all outstanding principal and interest is April 1, 2012. The interest rate for each advance is fixed at the time of disbursement and is equal to the average market yield on outstanding marketable Treasury securities due April 1, 2012, and averaged 4.15% at June 30, 2003. Monthly payments are required to repay the principal and interest no later than the maturity date. The interest expense on this loan for the three and six months ended June 30, 2003 totaled $21,645 and $39,955 respectively.

LMDS is currently in default on payment of the monthly repayments for May, June and July 2003 of approximately $66,000. In addition, based on an audit of the LMDS expenditures by the RUS, the Company has been notified that certain equipment purchased from Nacc-tel at fair value of approximately $800,000 will not be allowed as approved expenses under the terms of the loan agreement. The Company intends to rectify these defaults when it receives the initial tranches of the Mercatus funding as referred to in the subsequent events note 6 below.

Management is attempting to obtain alternative financing to repay this amount. However, if the alternative financing is not forthcoming, there could be significant negative impact on the company's ability to continue as a going concern.

The proceeds of this loan may only be used to finance the costs of furnishing or improving broadband services in rural areas in Pennsylvania and New York.

The loan is secured by all of the assets of LMDS Communications, Inc., and is evidenced by a Mortgage Security Agreement and Financing Statement and UCC-1 filing in favor of the United States of America. At June 30, 2003, the LMDS assets, which comprised Broadband equipment, LMDS licenses, cash and accounts receivable, totaled approximately $2,406,000, before deducting accumulated depreciation and amortization of approximately $436,000 on the equipment and licenses.


The principal due over the next five years is as follows:

      Twelve months ending June 30,
                2004                                            $ 224,715
                2005                                              201,508
                2006                                              210,042
                2007                                              218,938
                Thereafter                                      1,207,928
                                                               ----------
                           Total                               $2,063,131
                                                               ==========


3.     LONG TERM DEBT:
       --------------

The long-term debt is comprised of the following:

     Amount payable  under  a  financing agreement, secured  by
     assets  of  $9,503,  interest  free   and  repayable  from
     monthly revenues received from customers, as each unit  is
     put into service                                                  $  9,503

     Amount payable  under agreements for equipment  purchased.
     The amounts due are unsecured  and  interest free and  are
     repayable in equal monthly installments ending in May 2004          46,832
                                                                         ------
                  Total                                                $ 56,335
     Less current maturities                                             46,832
                                                                         ------
                                                                       $  9,503
                                                                         ======
The principal due on the long-term debt is as follows:

         Twelve months ending June 30,
           2004                                     $ 46,832
           2005                                        9,503
                                                      ------
                  Total                             $ 56,335
                                                      ======
4.       CAPITAL LEASE OBLIGATIONS:
         --------------------------

The Company leases a motor vehicle under a capital lease with a capitalized cost of $27,825 and accumulated depreciation of $27,825 as of June 30, 2003.

         Minimum future lease payments under capital leases as of June 30, 2003 and for the next three years and in the aggregate are as follows:

         Twelve months ending June 30,
                    2004                               4,361
                    2005                               2,544
                    2005 - residual payment           13,260
                                                    --------
         Net minimum lease payments                   20,165
         Less amount representing interest            (4,401)
                                                    --------
         Present value of minimum lease payments      15,764
         Less current maturities                      (1,913)
                                                    --------
                                                    $ 13,851
                                                    ========

5. OTHER INCOME

Other income of $119,706 for the three and six months ended June 30, 2003, comprises the credit received by the Company from one of its broadband services providers for overbillings in prior periods. Inasmuch as the amounts relate to periods prior to those presented herein, and based on the materiality of this amount, it has been classified as other income instead of a credit to cost of sales, to more fairly present the company's operating results.


6.     SUBSEQUENT EVENTS
       -----------------

In July 2003 the Company determined that its attempt to commercially develop wireless broadband services in the Roanoke, Virginia community, through its Bright Bridge subsidiary, has been substantially impaired by the recent introduction of competing services at lower prices. After an extensive review of the current competitive market in Roanoke, the Company decided to terminate its effort to market highspeed wireless broadband services in Roanoke. On August 5, 2003 the Company entered into an amicable agreement to terminate the Bright-Bridge venture with the Virginia Tech Foundation. The Company is currently evaluating an opportunity to commercially develop wireless broadband services in a neighboring community, at which there is currently no broadband service provider, and is also evaluating the opportunity for its NaccTel subsidiary to be the sole local distributor for its Samsung product line of telephony products in the Roanoke area. If the Company determines that either of these opportunities is commercially feasible, it will maintain its presence in Roanoke. The Company expects to reach a decision on these issues by September 2003. Bright-Bridge has obligations of approximately $60,000 for site leases and broadband leases over the next three years.

On July 15, 2003 the Company announced that it entered into a letter of intent to buy 34% of Sierracom LLC and Media120net LLC for $680,000. These businesses have entered into an agreement to acquire a cableTV company currently providing service to several communities in Tuolumne County, California. The closing of this transaction is expected to occur in September 2003.

On August 5, 2003 the Company agreed upon a Term Sheet to acquire 22% of Transpacific Telecom Inc., a company providing Voice over the Internet Protocol services, and international voice telephony service over the internet. An Agreement has been drafted and will be subject to the approval of the Company's Board of Directors and receipt of the initial tranche from the Mercatus & Partners Ltd. funding. This transaction is anticipated to close during August 2003.

In August, 2003, the Company attempted to finalize a loan agreement with Mercatus & Partners, Ltd. As of the date of this filing, although negotiations continue, the funding has not been received.

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

LMDS Communications Inc.("LMDS"), a Delaware corporation, was formed in February 1999 as a wholly owned subsidiary of WNTC. LMDS is a telecommunications company with interests in the fixed broadband wireless sector. LMDS obtained local multipoint distribution service licenses at the 1999 Federal Communications Commission auction and is now deploying broadband fixed wireless services. In 2000 LMDS obtained competitive local exchange carrier status in the States of Pennsylvania and New York. The competitive local exchange carrier status enables LMDS to connect to the public switched telephone network and negotiate wholesale rates with incumbent local exchange carriers. LMDS participated in an auction conducted by the FCC between April 27, 1999 and May 12, 1999 for 161 local multipoint distribution service licenses. LMDS secured 8 basic trading areas at the auction for $591,800 (a 45% discount from the gross price of $1,076,010). The price per population averages out to approximately $0.56. This compares to a high of $5.53 per population and an average net bid of $1.35 per population for the 121 'A' Block licenses auctioned in 1999.

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

In November 2001 Prime entered into an agreement with the Virginia Tech Foundation to commercially develop the Foundation's LMDS license in the Roanoke, Virginia area. In July 2002 the Company formalized its plans to commence the provisioning of fixed broadband wireless services to the Roanoke, Virginia marketplace. To accomplish this the Company and the Foundation formed a subsidiary, Bright-Bridge Communications Networks, Inc. ("Bright-Bridge"), a Delaware corporation, for its Virginia operations. In August 2002, Bright-Bridge leased commercial office space in Roanoke, and in September leased space on the radio tower on Mill Mountain in Roanoke. This wireless system was launched in a 'beta test' mode in mid December 2002, and was made commercially operational in late January 2003. In July 2003 the Board of Directors of Bright-Bridge decided to terminate the existing venture in Roanoke. Refer to the Subsequent Events section of this report for additional information.

Critical Accounting Policies and Estimates
------------------------------------------

There were no changes to the significant accounting policies adopted by the Company as reported in the Company's annual report on Form 10-KSB for the year ended December 31, 2002, and no new accounting pronouncements have been adopted during the quarterly period ended June 30, 2003.

The critical accounting estimates made by the Company relate to the estimated useful lives of the property and equipment and licenses, over which these assets are depreciated and amortized. There has been no changes to these estimates during the current quarterly period.


Results  of  Operations
-----------------------

Results of operations for the three months ended June 30, 2003 compared to the three months ended June 30, 2002

                     Prime         Prime        NACC-Tel    NACC-Tel      LMDS      LMDS      Prepaid    Prepaid     Bright-Bridge
                   6/30/2003     6/30/2002     6/30/2003   6/30/2002   6/30/2003  6/30/2002  6/30/2003  6/30/2002      6/30/2003
                  ----------    -----------   ----------  ----------   ---------  ---------  ---------  ---------    -------------
Revenue           $             $             $   78,718  $   55,002   $  13,779  $   9,409  $   4,012  $   8,205      $     2,594
Gross Margin                                         78%         40%         58%        nm          nm         52%              nm
SG&A              $   74,589    $   116,856   $   76,216  $   72,570   $ 131,473  $  63,338  $   8,056  $   4,045      $    47,954
Net Int. Exp (Inc)$    1,475    $     1,835   $      144  $            $  21,695                                               (15)
Other Income                                                           $ 119,706
Net Income (Loss) $  (76,064)   $  (111,244)  $  (14,673) $  (33,964)  $ (25,418) $ (47,256) $  (3,829) $    (682)     $   (51,167)



Results of operations for the six months ended June 30, 2003 compared to the six months ended June 30, 2002

                     Prime         Prime        NACC-Tel    NACC-Tel      LMDS       LMDS     Prepaid    Prepaid     Bright-Bridge
                   6/30/2003     6/30/2002     6/30/2003   6/30/2002   6/30/2003  6/30/2002  6/30/2003  6/30/2002      6/30/2003
                  ----------    -----------   ----------  ----------   ---------  ---------  ---------  ---------    -------------
Revenue           $             $             $  142,961  $  109,625   $  27,622  $  17,471  $  10,118  $  18,879     $      2,654
Gross Margin                                          64%         55%         37%        nm         97%        47%              nm
SG&A              $  206,579    $   179,295   $  153,082  $  124,190   $ 250,454  $ 123,551  $  12,031  $  11,724     $     99,302
Gain on investment              $     3,000
Net Int. Exp (Inc)$    2,067    $     5,964   $      185               $  39,848                                      $        (15)
Other Income                                                           $ 119,706
Net Income (loss) $ (208,646)   $  (187,252)  $  (61,646) $  (63,863)  $(160,281) $(126,867) $  (2,214) $  (2,863)    $   (108,161)




During the three month period ended June 30, 2003 total consolidated sales revenue increased to $99,103 from $72,626 for the corresponding period of the prior year. During the six month period ended June 30, 2003 total consolidated sales revenue increased to $183,355 from $145,975 for the corresponding period of the prior year. The increase in revenue is attributed to a moderate increase in the replacement of legacy telecommunications equipment by our customers, and to an increased percentage of acceptance of our services by prospective customers to whom we submitted proposals for our services.

The consolidated gross margin as a percent of revenues decreased to 71% for the three month period ended June 30, 2003 from 89% in the corresponding period of the prior year. The consolidated gross margin decreased because operating credits from one of our bandwidth providers in the amount of $17,253 was recorded during the second quarter of 2002, and a credit of $20,499 was recorded to cost of goods sold when we capitalized some capital equipment during the second quarter of 2002, that had previously been on lease. The consolidated gross margin for the 3 months ended June 30, 2002 would have been 59% if these credits had been classified as Other Income. As the credits had been recorded as part of Cost of Goods Sold, the gross margin for the period in 2002 appears abnormally high. The consolidated gross margin as a percent of revenues increased to 56% for the six month period ended June 30, 2003 from 45% in the corresponding period of the prior year. The consolidated gross margin increased because we were able to utilize inventory that we had acquired at advantageous pricing to satisfy many of the interconnect requirements of our customers. We are pleased to report that we finally received credit from one of our bandwidth suppliers for inappropriate billing for services we have been disputing for more than a year. A credit in the amount of $119,706 has now been received and is reported as 'Other Income' in the Statement of Operations.

The consolidated selling, general and administrative expenses ("SG&A") for the three month period ended June 30, 2003 increased to $333,288 from $257,103 for the corresponding period of the prior year. The consolidated selling, general and administrative expenses ("SG&A") for the six month period ended June 30, 2003 increased to $721,448 from $438,760 for the corresponding period of the prior year. This increase is due primarily to increased administrative expenses, sales expenses, and engineering expenses related to our fixed wireless broadband businesses in Virginia, Pennsylvania, and California.

Consolidated interest expense for the three month period ended June 30, 2003 increased to $23,410 from $1,835 for the corresponding period of the prior year. Consolidated interest expense for the six month period ended June 30, 2003 increased to $42,416 from $5,964 for the corresponding period of the prior year. The increase is attributable to the interest on the Rural Utilities Service note payable.

Consolidated interest income for the three month period ended June 30, 2003 increased to $111 from $5 for the corresponding period of the prior year. Consolidated interest income for the six month period ended June 30, 2003 increased to $331 from $5 for the corresponding period of the prior year. The increase is attributed to cash received from customers this past quarter as interest on late payments.

During the three month period ended June 30, 2003, NACC-Tel sales revenue increased to $78,718 from $55,002 for the corresponding period of the prior year. During the six month period ended June 30, 2003, NACC-Tel sales revenue increased to $142,961 from $109,625 for the corresponding period of the prior year. The increase in revenue is attributed to a moderate increase in the replacement of legacy telecommunications equipment by our customers. Increased marketing efforts and a greater geographical presence have tended to offset the negative effect caused by the current concern about the general economy. The larger geographical presence is directly related to our deployment of fixed wireless broadband services in the aforementioned wireless broadband markets.

The NACC-Tel gross margin as a percent of revenues increased to 78% for the three month period ended June 30, 2003 from 40% in the corresponding period of the prior period. The NACC-Tel gross margin as a percent of revenues increased to 64% for the six month period ended June 30, 2003 from 55% in the corresponding period of the prior period. The increase in the gross margin is because we were able to utilize inventory, that we had acquired at advantageous pricing, to satisfy many of the interconnect requirements of our customers, and also because we did not need to increase our overhead nor direct labor to accommodate the higher level of sales this year.

NACC-Tel's SG&A expenses for the three month period ended June 30, 2003 increased to $76,216 from $72,570 for the corresponding period of the prior year. NACC-Tel's SG&A expenses for the six month period ended June 30, 2003 increased to $153,082 from $124,190 for the corresponding period of the prior year. The increase is attributed to the addition of administrative staff and sales personnel as a result of our increased marketing efforts, and the commercial launching of fixed wireless broadband services to the Penn Valley, California and surrounding communities late last year.

During the three month period ended June 30, 2003, sales revenue from LMDS Communications increased to $13,779 from $9,409 for the corresponding period of the prior year. During the six month period ended June 30, 2003, sales revenue from LMDS Communications increased to $27,622 from $17,471 for the corresponding period of the prior year. The increase in revenue is attributed to the fact that we have been able to moderately increase the number of customers we are providing fixed wireless broadband services to in Pennsylvania. This is a direct result of the extensive improvements we have made to our wireless system, and our resulting expanded footprint in the northwestern Pennsylvania area.

LMDS' gross margin as a percent of revenues increased to 58% for the three month period ended June 30, 2003 from a negative amount in the corresponding period of the prior year. LMDS' gross margin as a percent of revenues increased to 37% for the six month period ended June 30, 2003 from a negative amount in the corresponding period of the prior year. The improvement in the gross margin is due to the fact that we have increased our customer base sufficiently to cover the bandwidth and infrastructure costs necessary to provide the fixed wireless broadband services, and because the prior periods included overbillings from one of our bandwidth suppliers for services we have been disputing for more than a year. A credit in the amount of $119,706 has now been received and reported as 'Other Income'.

LMDS' SG&A expenses for the three month period ended June 30, 2003 increased to $131,473 compared to $63,338 for the corresponding period of the prior year. LMDS' SG&A expenses for the six month period ended June 30, 2003 increased to $250,454 compared to $123,551 for the corresponding period of the prior year. This increase is due primarily to increased administrative expenses and engineering expenses related to our fixed wireless broadband business.

During the three month period ended June 30, 2003, sales revenue for Prepaid Tel.com decreased to $4,012 from $8,205 for the corresponding period of the prior year. During the six month period ended June 30, 2003, sales revenue for Prepaid Tel.com decreased to $10,118 from $18,879 for the corresponding period of the prior year. The decrease in revenue is attributed to additional competition coming into the California marketplace for prepaid residential dialtone customers, coupled with a curtailment in the Company's marketing effort in this sector of its business, as management has been focusing on the fixed wireless broadband sector of its business.

Prepaid's gross margin as a percent of revenues increased to over 100% for the three month period ended June 30, 2003 from 52% in the corresponding period of the prior year. Prepaid's gross margin as a percent of revenues increased to 97% for the six month period ended June 30, 2003 from 47% in the corresponding period of the prior year. The improvement in the gross margin is due to the fact that during the second quarter of 2002 we terminated customers in a region where we had a relatively high tariff cost for the services provided by the incumbent local exchange company. We had been unable to charge our customers in that region the fees commensurate with our normal gross margin, so we decided to cease providing services in that region. Additionally, we received net credits on our monthly invoices from one of our incumbent local exchange carrier providers, due to refunds due us relating to overcharges in prior periods.

Prepaid's SG&A expenses for the three month period ended June 30, 2003 decreased to $8,056 from $4,045 for the corresponding period of the prior year. Prepaid's SG&A expenses for the six month period ended June 30, 2003 decreased to $12,031 from $11,724 for the corresponding period of the prior year. The decrease is attributed to our reduction of administrative staff and sales personnel.

During the three month period ended June 30, 2003, sales revenue for Bright-Bridge increased to $2,594 from zero for the corresponding period of the prior year. During the six month period ended June 30, 2003, sales revenue for Bright-Bridge increased to $2,654 from zero for the corresponding period of the prior year. We launched commercial fixed wireless broadband services in the Roanoke, Virginia marketplace in January and contracted our first customer in March.

Bright-Bridge's SG&A expenses for the three month period ended June 30, 2003 were $47,954 compared to $-0- in the prior year. Bright-Bridge's SG&A expenses for the six month period ended June 30, 2003 were $99,302 compared to $-0- in the prior year. Commercial operations were launched in late January 2003. The increase is for the payroll and rents incurred to launch our service offerings in the Roanoke, Virginia community.

Income taxes for the three and six month periods ending June 30, 2003 and 2002 were $0.


Liquidity  and  Capital  Resources
----------------------------------

At June 30, 2003 the Company had cash of $0 and negative working capital of $584,713. The decrease in cash during the six months ended June 30, 2003 of $442,434 was due primarily to $447,685 being provided from our RUS loan agreement, less repayments of $50,890 and repayments of $35,992 on long term debt, less $340,698 used in operations and $462,539 spent on the purchase of
capital  equipment  required   for  our  fixed  broadband  wireless services.

Cash used in operations for the six months ended June 30, 2003 was $340,698 compared to cash used in operations of $312,144 for the corresponding period of the prior year.

Cash used in investing activities for the six months ended June 30, 2003 was $462,539 compared to cash used in investing activities of $44,093 for the corresponding period of the prior year. The cash invested was for the purchase of capital equipment. During the first half of 2002 we recorded the sale and distribution of some shares in our Zenith subsidiary, resulting in proceeds of $30,000.

Funds provided by financing activities for the six months ended June 30, 2003 was $360,803 compared to $579,040 cash provided in the corresponding period of 2002. The cash provided in 2003 was from one tranche in the amount of $447,685 from our broadband telecommunications loan, less repayments on this loan and other long term debt in the amount of $86,882. The cash provided in 2002 resulted primarily from two tranches in the amount of $533,092 from our broadband telecommunications loan, from the private placement of shares of common stock in January 2002, and from long term accounts payable financing.

The Company's ability to fully develop its fixed wireless broadband service business is dependent upon its ability to obtain additional financing for the infrastructure equipment and working capital to develop the market opportunities. Management believes the actions taken to secure long term debt financing will be sufficient to sustain operations for at least the next twelve months. Management intends to raise additional cash through the private placement of preferred shares later this year. As the financial markets improve, management will pursue additional opportunities to raise capital. The $9 million long term loan from Mercatus & Partners (see Note 5, subsequent events) is initially expected to be funded during August 2003, with the balance expected during September 2003.

                  Item 3. Controls and Procedures
                          -----------------------

The Company's management, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of June 30, 2003. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls and procedures subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

      None


Item  5.    Other  Information
            ------------------

      None


Item  6.    Exhibits  and  Reports  on  Form  8-K
            -------------------------------------

      On March 12, 2003 we filed Form 8-K to report the pending $9 million long term debt financing agreement we entered into with Mercatus & Partners, Ltd. on January 31, 2003. This agreement was amended in May 2003 to change the funding arrangements.

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

                                                     PRIME  COMPANIES,  INC.
                                                     -----------------------
                                                     (Registrant)


Date:     August 22, 2003                            By:  /S/Norbert  J.  Lima
                                                        ----------------------
                                                     Norbert  J.  Lima
                                                     Chief  Executive  Officer


Date:     August 22, 2003                            By:  /S/Stephen  Goodman
                                                        ---------------------
                                                     Stephen  Goodman
                                                     Chief  Financial  Officer

                               EXHIBIT 99.1


                CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
              PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                          RULES 13a-14 AND 15d-14
                           AS ADOPTED PURSUANT TO
               SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Prime Companies, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norbert
J. Lima, Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

        (4)I and the other certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) and we have:

               a. Designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;
               b. Designed such internal controls and procedures for financial reporting to provide reasonable assurances that the Company's financial statements are fairly presented in conformity with generally accepted accounting principles;
               c. Evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this Report;
               d. Presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation.

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


/s/ Norbert J. Lima
Norbert J. Lima
Chief Executive Officer
August 22, 2003
                     CERTIFICATION OF CHIEF FINANCIAL OFFICER
                   PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                               RULES 13a-14 AND 15d-14
                                AS ADOPTED PURSUANT TO
                    SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Prime Companies, Inc. (the "Company") on Form 10-QSB for the year ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report", I, Stephen Goodman, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

        (4) I and the other certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) and we have:

               a. Designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;
               b. Designed such internal controls and procedures for financial reporting to provide reasonable assurances that the Company's financial statements are fairly presented in conformity with generally accepted accounting principles;
               c. Evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this Report;
               d. Presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation.

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

/s/ Stephen Goodman
Stephen Goodman
Chief Financial Officer
August 22, 2003
                                            -16-