Form 10QSB
period 2003-09-30
PRIME COMPANIES INC
filed 2003-11-18
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB
                            (Filed on November 18, 2003)


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003
                                                 ------------------

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

As of October 31, 2003, 33,060,729 shares of Common Stock, $.0001 par value, were outstanding.

                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------

PART  I.    FINANCIAL  INFORMATION

     Item 1.    Financial  Statements (unaudited):
          Condensed  Consolidated  Balance  Sheet
          as  of  September 30, 2003                                         3

          Condensed  Consolidated  Statements  of  Operations  for  the
          Three and Nine Months  ended  September 30, 2003  and  2002        4

          Condensed  Consolidated  Statements  of  Cash  Flows  for  the
          Nine Months ended  September 30, 2003 and 2002                     5

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

PART  I. FINANCIAL  INFORMATION

Item  1. Financial  Statements (unaudited)
         ---------------------------------































Condensed Consolidated Balance Sheet
Prime Companies, Inc. and Subsidiaries

ASSETS                                                                             30-Sep-03
                                                                                  (unaudited)
Current Assets
          Cash                                                                    $    13,551
          Accounts receivable, net of allowance of $1,632                              19,536
          Inventory                                                                    96,462
          Prepaid expenses and other current assets                                    38,174
                                                                                  -----------
                    Total current assets                                              167,723
                                                                                  -----------

Property and equipment, net of accumulated depreciation of $519,547                   919,797
Licenses, net of accumulated amortization of $200,445                                 271,190
Goodwill                                                                              112,182
                                                                                  -----------
TOTAL ASSETS                                                                      $ 1,470,892
                                                                                  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
          Accounts payable                                                            210,949
          Accrued payroll and other current liabilities                               270,937
          Current maturities of note payable, Rural Utilities Service                 274,311
          Current maturities of long term debt                                         31,390
          Current maturities of capital lease obligations                               1,913
          Deferred revenues                                                             5,722
                                                                                  -----------
                     Total current liabilities                                        795,222
                                                                                  -----------
Long Term Liabilities
          Note payable, Rural Utilities Service, net of current maturities          1,788,820
          Notes payable, related parties, net of debt discount                        185,247
          Long term debt, net of current maturities                                    11,827
          Capital lease obligations, net of current maturities                         12,760
                                                                                  -----------
                     Total long term liabilities                                    1,988,654
                                                                                  -----------

Stockholders' Deficit
          Preferred Stock $.0001 par value, 50,000,000 shares authorized
                 Series 'A' - 6,675 issued and outstanding                                  1
          Common Stock, $.0001 par value, 100,000,000 shares authorized
                 33,060,729 issued and outstanding                                      3,306
          Additional paid-in capital                                                7,519,304
          Accumulated deficit                                                      (8,845,595)
                                                                                  -----------
                      Total Stockholders' Deficit                                  (1,322,984)
                                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $ 1,470,892
                                                                                  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.
















Condensed Consolidated Statements of Operations
Prime Companies, Inc. and Subsidiaries


                                                              Three months    Three months     Nine months     Nine months
                                                              ------------    ------------    ------------    ------------
                                                                 ended           ended           ended           ended
                                                               30-Sep-03       30-Sep-02       30-Sep-03       30-Sep-02
                                                              ------------    ------------    ------------    ------------
                                                              (unaudited)     (unaudited)     (unaudited)      (unaudited)
Sales revenues                                                $     80,032    $     96,207    $    260,734    $    242,182

Cost of sales                                                       18,934          25,276          87,881         105,377
                                                              ------------    ------------    ------------    ------------

Gross profit                                                        61,098          70,931         172,853         136,805

Selling, general & administrative expenses                         260,610         309,437         882,756         744,330
                                                              ------------    ------------    ------------    ------------

Loss from operations                                              (199,512)       (238,506)       (709,903)       (607,525)

Other income                                                          -             19,960         119,706          17,960

Interest income                                                         78              83             393              88

Interest expense                                                   (24,613)         (6,493)        (67,029)        (16,324)
                                                              ------------    ------------    ------------    ------------

Net loss from continuing operations                               (224,047)       (224,956)       (656,833)       (605,801)

Discontinued operations                                            (39,770)        (15,665)       (147,932)        (15,665)
                                                              ------------    ------------    ------------    ------------

Net loss                                                          (263,817)       (240,621)       (804,765)       (621,466)
                                                              ============    ============    ============    ============

Basic & diluted per share information:

     Net loss                                                 $      (0.01)   $      (0.01)   $      (0.02)   $      (0.02)
                                                              ============    ============    ============    ============

Weighted Average Shares, basic and diluted                      32,282,931      32,274,384      32,277,264      32,148,340
                                                              ============    ============    ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.




















































Condensed Consolidated Statements of Cash Flows
Prime Companies, Inc. and Subsidiaries

                                                                                          Nine                Nine
                                                                                      months ended        months ended
                                                                                       30-Sep-03           30-Sep-02
                                                                                      ------------        ------------
                                                                                       (unaudited)         (unaudited)
Cash Flows from Operating Activities
         Net loss                                                                     $  (804,765)        $  (621,466)
         Adjustments to reconcile net loss to net cash
            provided by (used in) operating activities
                Depreciation of property and equipment                                    154,009             113,203
                Amortization of licenses                                                   35,373              35,372
                Net loss on disposal of shares in subsidiary company                         -                  2,000
                Common stock issued for services                                             -                 13,300
                Preferred stock issued for services                                         1,750              65,000
            Changes in operating assets and liabilities:
                Accounts receivable                                                        (4,049)            (19,577)
                Inventory                                                                     130              (5,932)
                Prepaid expenses and other current assets                                  13,551             (93,174)
                Accounts payable                                                           84,644            (366,146)
                Accrued payroll and other current liabilities                             170,996              (4,117)
                Deferred revenues                                                          (1,056)                170
                                                                                      -----------         -----------
                              Net cash used in operating activities                      (349,417)           (881,367)
                                                                                      -----------         -----------

Cash Flows from Investing Activities
          Purchases of property and equipment                                            (470,275)           (149,640)
          Proceeds from sale of shares in subsidiary                                         -                 30,000
                                                                                      -----------         -----------
                              Net cash used in investing activities                      (470,275)           (119,640)
                                                                                      -----------         -----------

Cash Flows from Financing Activities
         Proceeds from note payable                                                       447,685           1,030,169
         Proceeds from notes payable, related parties                                      44,214                -
         Channel partner financing                                                           -                 44,183
         Repayments of notes payable                                                      (50,890)               -
         Repayments on long term debt and capital lease obligations                       (50,200)            (11,657)
         Proceeds from sale of common stock                                                  -                  5,000
                                                                                      -----------         -----------
                              Net cash provided by financing activities                   390,809           1,067,695
                                                                                      -----------         -----------

Net increase (decrease) in cash                                                          (428,883)             66,688

Cash, beginning of period                                                             $   442,434         $     1,700
                                                                                      -----------         -----------

Cash, end of period                                                                   $    13,551         $    68,388
                                                                                      ===========         ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING ACTIVITIES

Conversion of accounts payable and short term notes to notes payable, related parties $   193,690         $      -
                                                                                      ===========         ===========
Issuance of common stock on issuance of notes payable, related parties                $    23,590         $      -
                                                                                      ===========         ===========
Issuance of preferred stock in exchange for services                                  $     1,750         $    65,000
                                                                                      ===========         ===========
Issuance of common stock in exchange for services                                     $      -            $    13,300
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

                     Prime Companies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
       ----------------------------------------------

The condensed consolidated balance sheet as of September 30, 2003, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Prime Companies, Inc. and subsidiaries as of September 30, 2003, the results of their operations for the three and nine months ended September 30, 2003 and 2002, and their cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

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

As shown in the accompanying financial statements, the Company has reported significant net losses for the year ended December 31, 2002 and the nine months ended September 30, 2003 of $772,649 and $804,765, respectively, and has a net accumulated deficit of $8,845,595 as of September 30, 2003. In addition, the Company has defaulted on monthly repayments of its loan from the Rural Utilities Service (refer to note 2) and there have been delays in obtaining the funding from Mercatus and Partners, Ltd. (refer to subsequent events note
8). These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

The Company's ability to continue as a going concern is dependent on receiving the Mercatus or alternate funding as referred to in note 8 and/or obtaining additional financing to fund current operations and, ultimately, generating sufficient revenues to obtain and sustain profitable operations. No assurance can be given that the Company will be successful in its financing efforts. The financial statements do not include any adjustments relating to the recoverability and classifications of reported asset amounts or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.


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


2.       NOTE PAYABLE, RURAL UTILITIES SERVICE:
         -------------------------------------

The Note Payable, Rural Utilities Service ("RUS") relates to advances received on the $5,012,000 broadband loan agreement with the US Department of Agriculture's Rural Utilities Service. Advances on the loan, which may only be made once every 30 days, expire on April 1, 2005, and the maturity date for repayment  of all  outstanding  principal  and interest  is  April 1, 2012.  The interest rate for each advance is fixed at the time of disbursement and is equal to the average market yield on outstanding marketable Treasury securities due April 1, 2012, and averaged 4.15% at September 30, 2003. Monthly payments are required to repay the principal and interest no later than the maturity date. The interest expense on this loan for the three and nine months ended September 30, 2003 totaled $22,652 and $62,607 respectively.

LMDS is currently in default on payment of the monthly repayments for May, June, July, August, September and October 2003 of approximately $137,043 of principal and interest. In addition, based on an audit of the LMDS expenditures by the RUS, the Company has been notified that certain equipment purchased from Nacc-tel at fair value of approximately $800,000 will not be allowed as approved expenses under the terms of the loan agreement. The Company intends to rectify these defaults when it receives the initial tranches of the funding as referred to in the subsequent events note 8 below.

Management is attempting to obtain alternative financing to repay this amount. However, if the alternative financing is not forthcoming, there could be Significant negative impact on the company's ability to continue as a going concern.

The proceeds of this loan may only be used to finance the costs of furnishing or improving broadband services in rural areas in Pennsylvania and New York.

The loan is secured by all of the assets of LMDS Communications, Inc., and is evidenced by a Mortgage Security Agreement and Financing Statement and UCC-1 filing in favor of the United States of America. At September 30, 2003, the LMDS assets, which comprised Broadband equipment, LMDS licenses, cash and accounts receivable, totaled approximately $2,400,000, before deducting accumulated depreciation and amortization of approximately $488,541 on the equipment and licenses.


The principal due over the next five years is as follows:

      Twelve months ending September 30,
                2004                                            $ 274,311
                2005                                              203,609
                2006                                              212,232
                2007                                              221,220
                Thereafter                                      1,151,759
                                                               ----------
                           Total                               $2,063,131
                Less current maturities                           274,311
                                                               ----------
                                                               $1,788,820
                                                               ==========

3.     NOTES PAYABLE, RELATED PARTIES
       ------------------------------

Notes payable, related parties are unsecured with interest payable monthly at 10% per annum. The principal is due January 1, 2005. To secure the financing 786,345 shares of common stock were issued on September 30, 2003 at a market price of $0.03 per share, resulting in a debt discount of $23,590. The debt discount is amortized over the period of the note, using the effective interest rate method


4.     LONG TERM DEBT:
       --------------

The long-term debt is comprised of the following:

     Amount payable  under  a  financing agreement, secured  by
     assets  of $11,827,  interest  free   and  repayable  from
     monthly revenues received from customers, as each unit  is
     put into service                                                  $ 11,827

     Amount payable  under agreements for equipment  purchased.
     The amounts due are unsecured  and  interest free and  are
     repayable in equal monthly installments ending in May 2004          31,390

                                                                        -------
                  Total                                                $ 43,217
     Less current maturities                                             31,390
                                                                        -------
                                                                       $ 11,827
                                                                        =======
The principal due on the long-term debt is as follows:

         Twelve months ending September 30,
           2004                                     $ 31,390
           2005                                       11,827
                                                     -------
                  Total                             $ 43,217
                                                     =======
5.       CAPITAL LEASE OBLIGATIONS:
         --------------------------

The Company leases a motor vehicle under a capital lease with a capitalized cost of $27,825 and accumulated depreciation of $27,825 as of September 30, 2003.

Minimum future lease payments under capital leases as of September 30, 2003 and for the next three years and in the aggregate are as follows:

         Twelve months ending September 30,
                    2004                               4,361
                    2005                               1,086
                    2005 - residual payment           13,260
                                                    --------
         Net minimum lease payments                   18,707
         Less amount representing interest            (4,034)
                                                    --------
         Present value of minimum lease payments      14,673
         Less current maturities                      (1,913)
                                                    --------
                                                    $ 12,760
                                                    ========

6.       OTHER INCOME
         ------------
Other income of $119,706 for the nine months ended September 30, 2003, comprises a credit received by the Company from one of its broadband services providers for overbillings in prior periods. Inasmuch as the credit relates to periods prior to those presented herein, and based on the materiality of this amount, it has been classified as other income instead of a credit to cost of sales, to more fairly present the company's operating results.


7.     DISCONTINUED OPERATIONS
       -----------------------

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

By mid October we were able to migrate all of the customers we serviced to alternate carriers, and during late October we relocated virtually all of the wireless equipment that had been located in Roanoke, Virginia to our facility in Pennsylvania, and we closed the Roanoke office.

Accordingly, the results of operations of Bright Bridge have been disclosed as discontinued operations for each of the periods presented in the statement of operations.


8.     SUBSEQUENT EVENTS
       -----------------

On July 15, 2003 the Company announced that it entered into a letter of intent to buy 34% of Sierracom LLC and Media120net LLC for $680,000. After further due diligence, and due to the delays incurred relative to the Mercatus funding (discussed below), the Company's Board of Directors has not approved this transaction.

On August 5, 2003 the Company agreed upon a Term Sheet to acquire 22% of Transpacific Telecom Inc., a company providing Voice over the Internet Protocol services, and international voice telephony service over the internet. An Agreement has been drafted and will be subject to the approval of the Company's Board of Directors and receipt of the initial tranche from the Mercatus & Partners Ltd. funding. The closing of this transaction is pending receipt of the initial tranche of funding referred to elsewhere in this report.

In September 2003 the Company was approved for sponsorship to be listed on the Berlin-Bremen Stock Exchange by an Investment Banker in Berlin, Germany. Payment of the Listing Fee will be made upon receipt of the initial funding tranche referred to elsewhere in this report.

On October 3, 2003 the Company entered into a Financial Advisory Agreement with an investment banking firm based in Southern California. Prior to the initial provisioning of services, the Company needs to remit the initial $6,000 fee to the firm, which the Company intends to do upon receipt of its initial funding tranche referred to elsewhere in the report.

During late October the Company relocated virtually all of the wireless equipment that had been located in Roanoke, Virginia to its facility in Pennsylvania, and the Company closed the Roanoke office.

During late October 2003, due to the continual delays related to the Mercatus funding, the Company's management attempted to find another overseas lender that would be willing to provide debt funding to the Company on the same terms as the Mercatus agreement.

On November 7, 2003 the Company was informed that it has been approved for $2,000,000 debt financing by an overseas bank on the same terms as the Mercatus agreement. On November 13, 2003 the required collateral in the form of the Company's Class B preferred stock certificates was delivered to the bank's escrow agent in New York. The Company is informed that funding on this loan should occur approximately two weeks after the certificates are delivered to the escrow agent.

On November 18, 2003 the Company agreed to sell 2,080,263 restricted common shares to two officers and directors at the $0.015 closing price on November 17, 2003. A majority of the $31,204 proceeds were used to pay overdue invoices of one of the Company's creditors, so that the Company could continue to receive ongoing necessary services.

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

In November 2001 Prime entered into an agreement with the Virginia Tech Foundation to commercially develop the Foundation's LMDS license in the Roanoke, Virginia area. In July 2002 the Company formalized its plans to commence the provisioning of fixed broadband wireless services to the Roanoke, Virginia marketplace. To accomplish this the Company and the Foundation formed a subsidiary, Bright-Bridge Communications Networks, Inc. ("Bright-Bridge"), a Delaware corporation, for its Virginia operations. In August 2002, Bright-Bridge leased commercial office space in Roanoke, and in September leased space on the radio tower on Mill Mountain in Roanoke. This wireless system was launched in a 'beta test' mode in mid December 2002, and was made commercially operational in late January 2003. In July 2003 the Board of Directors of Bright-Bridge decided to terminate the existing venture in Roanoke. In October 2003 the Company's facility in Roanoke was closed and the financial results for this part of our business are reported as "Discontinued operations" on our operating statement.

Critical Accounting Policies and Estimates
------------------------------------------

There were no changes to the significant accounting policies adopted by the Company as reported in the Company's annual report on Form 10-KSB for the year ended December 31, 2002, and the new accounting pronouncements since the prior year end are included in note 1 to the financial statements.

The critical accounting estimates made by the Company relate to the estimated useful lives of the property and equipment and licenses, over which these assets are depreciated and amortized. There has been no changes to these estimates during the current quarterly period.


Results  of  Operations
-----------------------

Results of operations for the three months ended September 30, 2003 compared to the three months ended September 30, 2002

                                                                                                        Discontinued  Discontinued
                     Prime       Prime     NACC-Tel   NACC-Tel     LMDS     LMDS     Prepaid  Prepaid   Bright-Bridge Bright-Bridge
                   9/30/2003   9/30/2002  9/30/2003  9/30/2002  9/30/2003 9/30/2002  9/30/03  9/30/02    9/30/2003     9/30/2002
                  ----------  ----------  ---------  ---------  --------- ---------  -------- -------  ------------- -------------
Revenue           $           $           $  64,291  $ 77,841  $  13,595  $ 11,755  $  2,146  $ 6,611   $     1,461   $
Gross Margin                                     86%       54%        10%       nm        99%      94%          nm
SG&A              $   51,799  $  133,681  $  73,036  $ 75,173  $ 131,784  $ 92,257  $  3,991  $ 4,442   $    47,565   $     15,665
Net Int. Exp (Inc)$    1,374  $           $     556  $    817  $  22,543     6,338                                4
Other Income                  $   19,960                       $                                             12,000
Net Income (Loss) $  (53,173) $ (113,835) $ (16,055) $ 33,847) $(152,942) $(78,918) $ (1,877) $ 1,756   $   (39,770)  $    (15,665)

Results of operations for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

                                                                                                         Discontinued  Discontinued
                     Prime       Prime     NACC-Tel   NACC-Tel     LMDS      LMDS    Prepaid   Prepaid   Bright-Bridge Bright-Bridge
                   9/30/2003   9/30/2002  9/30/2003  9/30/2002  9/30/2003 9/30/2002  9/30/03   9/30/02    9/30/2003     09/30/2002
                  ----------  ----------  ---------  ---------  --------- ---------  -------- --------  ------------- -------------
Revenue           $           $           $ 207,253  $187,466  $  41,217  $  29,226  $ 12,264  $25,490  $     4,095    $
Gross Margin                                     72%       55%        28%       nm        97%       59%          nm
SG&A              $  258,378  $  313,034  $ 226,118  $199,323  $ 382,238  $ 215,807  $ 16,022  $16,166  $   146,867    $    15,665
Gain on investment            $    3,000
Net Int. Exp (Inc)$    3,441  $    6,013  $     802     1,002  $  62,392      9,221                     $       (11)
Other Income                      14,960                       $ 119,706                                     12,000
Net Income (loss) $ (261,819) $ (301,087) $ (77,701) $(97,710) $(312,223) $(205,815) $ (4,091) $(1,107) $  (147,932)   $   (15,665)



The discussion of consolidated results from operations below relates to continuing operations only.

During the three month period ended September 30, 2003 total consolidated sales revenue decreased to $80,032 from $96,207 for the corresponding period of the prior year. The decrease is due to the downturn in the economy of the State of California. Historically, the company, through its subsidiary NACC-Tel, Corp. generates substantial revenues from the sale of goods and services to the different California School Districts. This year the California downturn has had a major negative impact in the sale of these same goods and services, thus creating a loss in revenue as compared to the same time frame of year 2002. During the nine month period ended September 30, 2003 total consolidated sales revenue increased to $260,734 from $242,182 for the corresponding period of the prior year. The increase in revenue is attributed to a moderate increase in the replacement of legacy telecommunications equipment by our customers, and to an increased percentage of acceptance of our services by prospective customers to whom we submitted proposals for our services.

The consolidated gross margin as a percent of revenues increased to 76% for the three month period ended September 30, 2003 from 74% in the corresponding period of the prior year. The consolidated gross margin as a percent of revenues increased to 66% for the nine month period ended September 30, 2003 from 56% in the corresponding period of the prior year. The consolidated gross margin increased because we were able to utilize inventory that we had acquired at advantageous pricing to satisfy many of the interconnect requirements of our customers. During our second quarter of this year we received credit from one of our bandwidth suppliers for inappropriate billing for services we had been disputing for more than a year. A credit in the amount of $119,706 was received and is reported as 'Other Income' in the Statement of Operations.

The consolidated selling, general and administrative expenses ("SG&A") for the three month period ended September 30, 2003 decreased to $260,610 from $309,437 for the corresponding period of the prior year. The decrease is attributed to our current policy of keeping very tight control over all operating expenses, and deferring obligating the Company to any discretionary expenses until we receive the initial tranche of the funding referred to elsewhere in this report. The consolidated selling, general and administrative expenses ("SG&A") for the nine month period ended September 30, 2003 increased to $882,756 from $744,330 for the corresponding period of the prior year. This increase is due primarily to increased administrative expenses, sales expenses, and engineering expenses related to our fixed wireless broadband businesses in Pennsylvania and California.

Consolidated interest expense for the three month period ended September 30, 2003 increased to $24,613 from $6,493 for the corresponding period of the prior year. Consolidated interest expense for the nine month period ended September 30, 2003 increased to $67,029 from $16,324 for the corresponding period of the prior year. The increase is attributable to the interest on the Rural Utilities Service note payable.

Consolidated interest income for the three month period ended September 30, 2003 decreased to $78 from $83 for the corresponding period of the prior year. Consolidated interest income for the nine month period ended September 30, 2003 increased to $393 from $88 for the corresponding period of the prior year. The increase is attributed to cash received from customers this past quarter as interest on late payments.

During the three month period ended September 30, 2003, NACC-Tel sales revenue decreased to $64,291 from $77,841 for the corresponding period of the prior year. The decrease is attributed to the downturn in the economy of the State of California and the curtailed amount of sales made to governmental agencies including school districts. During the nine month period ended September 30, 2003, NACC-Tel sales revenue increased to $207,253 from $187,466 for the corresponding period of the prior year. The increase in revenue is attributed to a moderate increase in the replacement of legacy telecommunications equipment by our customers. Increased marketing efforts and a greater geographical presence have tended to offset the negative effect caused by the current concern about the general economy. The larger geographical presence is directly related to our deployment of fixed wireless broadband services in the aforementioned wireless broadband markets.

The NACC-Tel gross margin as a percent of revenues increased to 86% for the three month period ended September 30, 2003 from 54% in the corresponding period of the prior period. The NACC-Tel gross margin as a percent of revenues increased to 72% for the nine month period ended September 30, 2003 from 55% in the corresponding period of the prior period. The increase in the gross margin is because we were able to utilize inventory, that we had acquired at advantageous pricing, to satisfy many of the interconnect requirements of our customers, and also because we did not need to increase our overhead nor direct labor to accommodate the higher level of sales this year.

NACC-Tel's SG&A expenses for the three month period ended September 30, 2003 decreased to $73,036 from $75,173 for the corresponding period of the prior year. The decrease is attributed to our current policy of keeping very tight control over all operating expenses, and deferring obligating the Company to any discretionary expenses until we receive the initial tranche of the funding referred to elsewhere in this report. NACC-Tel's SG&A expenses for the nine month period ended September 30, 2003 increased to $226,118 from $199,323 for the corresponding period of the prior year. The increase is attributed to the addition of administrative staff and sales personnel as a result of our increased marketing efforts, and the commercial launching of fixed wireless broadband services to the Penn Valley, California and surrounding communities late last year.

During the three month period ended September 30, 2003, sales revenue from LMDS Communications increased to $13,595 from $11,755 for the corresponding period of the prior year. During the nine month period ended September 30, 2003, sales revenue from LMDS Communications increased to $41,217 from $29,226 for the corresponding period of the prior year. The increase in revenue is attributed to the fact that we have been able to moderately increase the number of customers we are providing fixed wireless broadband services to in Pennsylvania. This is a direct result of the extensive improvements we have made to our wireless system, and our resulting expanded footprint in the northwestern Pennsylvania area. We are, however, very disappointed with the results we have achieved in this market, and are evaluating our options to either dramatically increase our customer base, or reduce our expenses related to this market.

LMDS' gross margin as a percent of revenues increased to 10% for the three month period ended September 30, 2003 from a negative amount in the corresponding period of the prior year. LMDS' gross margin as a percent of revenues increased to 28% for the nine month period ended September 30, 2003 from a negative amount in the corresponding period of the prior year. The improvement in the gross margin is due to the fact that we have increased our customer base sufficiently to cover the bandwidth and infrastructure costs necessary to provide the fixed wireless broadband services, and because the prior periods included overbillings from one of our bandwidth suppliers for services we have been disputing for more than a year. A credit in the amount of $119,706 was received and reported as 'Other Income' during our second quarter of this year.

LMDS' SG&A   expenses  for  the  three  month  period  ended September 30,  2003 increased to $131,784 compared to $92,257 for the corresponding period of the prior year. LMDS' SG&A expenses for the nine month period ended September 30, 2003 increased to $382,238 compared to $215,807 for the corresponding period of the prior year. This increase is due primarily to increased administrative expenses and engineering expenses related to our fixed wireless broadband business.

During the three month period ended September 30, 2003, sales revenue for Prepaid Tel.com decreased to $2,146 from $6,611 for the corresponding period of the prior year. During the nine month period ended September 30, 2003, sales revenue for Prepaid Tel.com decreased to $12,264 from $25,490 for the corresponding period of the prior year. The decrease in revenue is attributed to additional competition coming into the California marketplace for prepaid residential dialtone customers, coupled with a curtailment in the Company's marketing effort in this sector of its business, as management has been focusing on the fixed wireless broadband sector of its business.

Prepaid's gross margin as a percent of revenues increased to 99% for the three month period ended September 30, 2003 from 94% in the corresponding period of the prior year. Prepaid's gross margin as a percent of revenues increased to 97% for the nine month period ended September 30, 2003 from 59% in the corresponding period of the prior year. The improvement in the gross margin is due to the fact that this year we have been receiving net credits on our monthly invoices from one of our incumbent local exchange carrier providers, due to refunds due us relating to overcharges in prior periods.

Prepaid's SG&A expenses for the three month period ended September 30, 2003 decreased to $3,991 from $4,442 for the corresponding period of the prior year. Prepaid's SG&A expenses for the nine month period ended September 30, 2003 decreased to $16,022 from $16,166 for the corresponding period of the prior year. The decrease is attributed to our reduction of administrative staff and sales personnel.

During the three month period ended September 30, 2003, sales revenue for Bright-Bridge increased to $1,441 from zero for the corresponding period of the prior year. During the nine month period ended September 30, 2003, sales revenue for Bright-Bridge increased to $4,095 from zero for the corresponding period of the prior year. We launched commercial fixed wireless broadband services in the Roanoke, Virginia marketplace in January 2003 and contracted our first customer in March. This operation was discontinued in July 2003.

Bright-Bridge's SG&A expenses for the three month period ended September 30, 2003 were $47,565 compared to $-0- in the prior year. Bright-Bridge's SG&A expenses for the nine month period ended September 30, 2003 were $146,867 compared to $-0- in the prior year. Commercial operations were launched in late January 2003. The increase is for the payroll and rents incurred to launch our service offerings in the Roanoke, Virginia community.

Income taxes for the three and nine month periods ending September 30, 2003 and 2002 were $0.


Liquidity  and  Capital  Resources
----------------------------------

At September 30, 2003 the Company had cash of $13,551 and negative working capital of $627,499. The decrease in cash during the nine months ended September 30, 2003 of $428,883 was due primarily to cash provided from related parties of $44,214 plus $447,685 being provided from our RUS loan agreement less repayments of $50,890 and repayments of $50,200 on long term debt, less $349,417 used in operations and $470,275 spent on the purchase of capital equipment required for our fixed broadband wireless services.

Cash used in operations for the nine months ended September 30, 2003 was $349,417 compared to cash used in operations of $881,367 for the corresponding period of the prior year.

Cash used in investing activities for the nine months ended September 30, 2003 was $470,275 compared to cash used in investing activities of $119,640 for the corresponding period of the prior year. The cash invested was for the purchase of capital equipment. During the first half of 2002 we recorded the sale and distribution of some shares in our Zenith subsidiary, resulting in proceeds of $30,000.

Funds provided by financing activities for the nine months ended September 30, 2003 was $390,809 compared to $1,067,695 cash provided in the corresponding period of 2002. The cash provided in 2003 was from one tranche from our broadband telecommunications loan, and $44,214 cash received on new notes payable issued in September 2003, less repayments on the RUS loan and other long term debt in the amount of $101,090. The cash provided in 2002 resulted primarily from advances in the amount of $1,030,169 from our broadband telecommunications loan, from the private placement of shares of common stock in January 2002, and from long term accounts payable financing of $44,153 less repayments of the long term debt of $11,657.

The Company's ability to fully develop its fixed wireless broadband service business is dependent upon its ability to obtain additional financing for the infrastructure equipment and working capital to develop the market opportunities. Management believes the actions taken to secure long term debt financing will be sufficient to sustain operations for at least the next twelve months. Management intends to raise additional cash through the private placement of preferred shares early next year. As the financial markets improve, management will pursue additional opportunities to raise capital. The $9 million long term loan from Mercatus & Partners is still pending, but the Company expects to receive $2 million within the next few weeks on alternate financing. (See Note 8, Subsequent Events).

                  Item 3. Controls and Procedures
                          -----------------------

The Company's management, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of September 30, 2003. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls and procedures subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II.   OTHER INFORMATION

Item  1.    Legal  Proceedings
            ------------------

See the Company's annual report on Form 10KSB for the year ended December 31, 2003.


Item  2.    Changes  in  Securities  and  Use  of  Proceeds
            -----------------------------------------------

In September 2003, 786,345 shares of the Company's common stock were issued in connection with the issuance of unsecured notes to related parties in the amount of $208,759 due January 2005 through a private placement. The proceeds were used for working capital.


Item  3.    Defaults upon Senior Securities
            -------------------------------

      None


Item  4.    Submission  of  Matters  to  Vote  of  Security  Holders
            --------------------------------------------------------

      None


Item  5.    Other  Information
            ------------------

      None


Item  6.    Exhibits  and  Reports  on  Form  8-K
            -------------------------------------

      1. The following exhibits are filed herein:

          No.                Title
         ----                -----
         31.1                Certification of Chief Executive Officer
         31.2                Certification of Chief Financial Officer
         32.1                Certification of Chief Executive Officer pursuant
                              to 18 U.S.C. Section 1350 as Adopted Pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2                Certification of Chief Financial Officer pursuant
                              to 18 U.S.C. Section 1350 as Adopted Pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002.

      2. Reports on Form 8-K filed: None

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

                                                     PRIME  COMPANIES,  INC.
                                                     -----------------------
                                                     (Registrant)


Date:     November 18, 2003                          By:  /S/Norbert  J.  Lima
                                                        ----------------------
                                                     Norbert  J.  Lima
                                                     Chief  Executive  Officer


Date:     November 18, 2003                          By:  /S/Stephen  Goodman
                                                     ------------------------
                                                     Stephen  Goodman
                                                     Chief  Financial  Officer

                                                                    Exhibit 31.1

                              CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                                       RULES 13a-14 AND 15d-14
                                        AS ADOPTED PURSUANT TO
                            SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Prime Companies, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norbert
J. Lima, Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the "Exchange Act"), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, that:

        (1) I have reviewed this Report;

        (2) Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

        (3) Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company, as of, and for, the periods presented in this Report;

        (4) I and the other certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

            (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

            (b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

            (c) Disclosed in this Report any change in the Company's internal control and procedures over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control and procedures over financial reporting.

        (5) I and the other certifying officers have disclosed, based on our most recent evaluation of internal control and procedures over financial reporting, to the Company's auditors and to the audit committee of the Company's board of directors (or persons performing the equivalent functions):

            (a) All significant deficiencies and material weaknesses in the design or operation of internal control and procedures over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control and procedures over financial reporting.




/S/ Norbert J. Lima
-------------------
Norbert J. Lima,
Chief Executive Officer
November 18, 2003


                                                                    Exhibit 31.2

                              CERTIFICATION OF CHIEF FINANCIAL OFFICER
                           PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                                       RULES 13a-14 AND 15d-14
                                        AS ADOPTED PURSUANT TO
                            SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Prime Companies, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen Goodman, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the "Exchange Act"), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, that:

        (1) I have reviewed this Report;

        (2) Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

        (3) Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company, as of, and for, the periods presented in this Report;

        (4) I and the other certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

            (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

            (b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

            (c) Disclosed in this Report any change in the Company's internal control and procedures over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control and procedures over financial reporting.

        (5) I and the other certifying officers have disclosed, based on our most recent evaluation of internal control and procedures over financial reporting, to the Company's auditors and to the audit committee of the Company's board of directors (or persons performing the equivalent functions):

            (a) All significant deficiencies and material weaknesses in the design or operation of internal control and procedures over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control and procedures over financial reporting.



/S/ Stephen Goodman
-------------------
Stephen Goodman
Chief Financial Officer
November 18, 2003


                                                                    Exhibit 32.1


                                      CERTIFICATION PURSUANT TO
                                        18 U.S.C. SECTION 1350,
                                        AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Prime Companies, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norbert
J. Lima, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/S/ Norbert J. Lima
-------------------
Norbert J. Lima,
Chief Executive Officer
November 18, 2003


                                                                    Exhibit 32.2


                                      CERTIFICATION PURSUANT TO
                                        18 U.S.C. SECTION 1350,
                                        AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Prime Companies, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen Goodman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/S/ Stephen Goodman
-------------------
Stephen Goodman,
Chief Financial Officer
November 18, 2003