Form 10KSB
period 2003-12-31
PRIME COMPANIES INC
filed 2004-04-14
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                            (Filed on April 14, 2004)



(  X  )  ANNUAL  REPORT  UNDER  SECTION  13  OR 15(d) OF THE SECURITIES EXCHANGE
         ACT  OF  1934

         FOR  THE  FISCAL   YEAR  ENDED   DECEMBER   31,  2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB Yes No X

State  issuer's revenues  for  the  most  recent  fiscal  year.........$352,375

As of March 31, 2004 there were 37,287,489 shares of the Company's Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant on March 31 was $648,147.

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

LMDS Communications Inc. (LMDS), a Delaware corporation, was formed in February 1999 as a wholly owned subsidiary of WNTC. LMDS is a telecommunications company with interests in the fixed broadband wireless sector. LMDS Communications Inc. obtained local multipoint distribution service licenses at the 1999 Federal Communications Commission auction and is now deploying broadband fixed wireless services. In 2000 LMDS Communications obtained competitive local exchange carrier status in the States of Pennsylvania and New York. The competitive local exchange carrier status enables LMDS Communications Inc. to connect to the public switched telephone network and negotiate wholesale rates with incumbent local exchange carriers. LMDS participated in an auction conducted by the FCC between April 27, 1999 and May 12, 1999 for 161 local multipoint distribution service licenses. Prime secured 8 basic trading areas at the auction for $591,800 (a 45% discount from the gross price of $1,076,010). The price per population averages out to approximately $0.56. This compares to a high of $5.53 per population and an average net bid of $1.35 per population for the 121 A Block licenses auctioned in 1999. LMDS is in default of a loan with the Rural Utilities Service and anticipates that upon receipt of anticipated funding, that it will cure its present default status with the RUS and will not violate any debt covenants in the future.


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

In November 2001 Prime entered into an agreement with the Virginia Tech Foundation to commercially develop the Foundation's LMDS license in the Roanoke, Virginia area. In July 2002 Prime and VTF organized Bright-Bridge Communications Networks, Inc., a Delaware corporation, to operate the business envisioned by the November 2001 agreement. In August 2002 the Company's fixed wireless broadband system began transmitting radio signals from a mountaintop overlooking the Roanoke Valley. In December 2002 service was launched on a beta test basis, and in January 2003 the system became commercially operational. During early 2003 competition among service providers in the Roanoke community dramatically increased, and the Company found itself in the midst of a "price war" competing with the local cable TV company and a local Competitive Local Exchange Company, for customers at decreasing monthly prices for our service. In August 2003 the Company determined that the Roanoke venture would not be a commercial success, and the business was closed in September 2003.

In January 2002 the Rural Utilities Service, an agency of the U.S. Department of Agriculture, approved LMDS' request for a long term low interest rate loan in the amount of $5,012,000. Funds may be drawn against this loan through April 1, 2005. As of December 31, 2003 LMDS had drawn down $2,148,675 and the balance on the loan was $2,063,131.

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


LMDS COMMUNICATIONS, INC. This subsidiary has the FCC local multipoint distribution service licenses. The licenses encompass an area of western Pennsylvania and southwestern New York State, and include a population of approximately 1,050,000 persons and 39,000 businesses. This subsidiary was incorporated in Delaware in 1999 and is licensed and regulated by the states of Pennsylvania and New York as a competitive local exchange carrier. The Federal Communications Commission, an agency of the United States government, also regulates this subsidiary. LMDS Communications, Inc. is funded by its parent company, Prime Companies, Inc. This subsidiary's financial results in 2000 and 2001 were not material to the overall operations of Prime. Revenues for the years ending December 31, 2003 and 2002 amounted to $49,659 and $41,331 respectively. We have constructed six fixed broadband wireless systems in four of our eight licensed areas. As the expected growth in revenues for this segment of our business has not developed as we had anticipated, subsequent to year end we decided to close our Pennsylvania operation.

In the future Prime will again evaluate the commercial viability of providing broadband fixed wireless services to various markets in which it has purchased exclusive spectrum licenses from the Federal Communications Commission. However, the competitive marketplace has evolved since we purchased those licenses, and at this time there is no LMDS infrastructure equipment available from any manufacturer at a price point that will provide a service provider the possibility of being commercially successful. As volume purchases take place and alternate equipment vendors come to the market, we expect infrastructure costs to reduce and in the long term expect a viable market to develop. Local multipoint distribution service is the broadband wireless technology used to deliver voice, data, internet, and video services. Each license permits us to use multiple radio frequency channels ranging from 27.5 GHz to 31.225 GHz. We intend to use these radio channels to build, install, and implement the telecommunication systems and offer some or all of the following one and two-way broadband services:


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

The operations of NACC-Tel during 2002 and 2003 were the core of Prime's business. We anticipate the wireless service offering by NACC-Tel will experience substantial growth over the coming years. In early 2003 we launched our broadband wireless service in Penn Valley, California, where Lake Wildwood, a 4,700 home upscale gated community is located. This is a community where the cable TV "plant" is old and incapable of providing broadband services. This community has become the model for the type of community we will seek out and expand into, to provide our services to underserved and unserved markets. By the end of 2003 we had selected our second gated community, and have recently launched our service in the community of Lake of the Pines, which is about 20 miles southeast from Lake Wildwood. The core business of telephone interconnect, voicemail, and paging services is expected to experience moderate growth, as Prime's fixed wireless broadband service offerings come online in more communities.

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


BRIGHT-BRIDGE COMMUNICATIONS NETWORKS, INC. Bright-Bridge is a wholly owned Delaware corporation. At this time it is not operational, since we closed our Roanoke, Virginia office in September 2003, as discussed above. We are currently evaluating several merger/acquisition opportunities for Bright-Bridge in the telecommunications industry.

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

The customer target base for prepaid telecommunications services is large and diverse, including: credit-impaired customers, who generally cannot meet the initial deposit requirements for telecommunications services; individuals who prefer to pay in cash; and individuals who want to re-establish credit. The company markets its service through selected retailers, who act as agents to sign up our customers and collect their periodic payments. The operations of this subsidiary in 2000 were not material to the overall operation of Prime. In 2003 and 2002 it accounted for approximately 4% and 12% of total corporate revenues. We are reevaluating the business model for this sector of our business. With the advent of relatively inexpensive mobile phones and unlimited monthly service plans that the prepaid customer is being offered by the mobile phone carriers, the market for prepaid dialtone in the home is rapidly shrinking.

EMPLOYEES

On December 31, 2003 Prime had 12 full time employees. Prime had 15 full-time employees on December 31, 2002.

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

Oil City, Pennsylvania    100 sq. ft & tower space      100 sq. ft.  $  8,400

Oil City, Pennsylvania            Rooftop rights                     $  1,980

Meadville, Pennsylvania   225 sq. ft. & rooftop rights  225 sq. ft.  $  3,600

Union Township, Pennsylvania      Tower space                        $  2,700

Axtell Tower                      Tower space                        $    -0-

Wild Canary Tower                 Tower space                        $  2,100

Applegate Tower                   Tower space                        $  2,700

Lake Wildwood, California         Tower space                        $  1,800



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

We have not held a shareholders' meeting since December 2002.

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


         QUARTER  ENDING         HIGH       LOW
         ----------------------------------------
         June  30,  1998         3.00      3.00
         September  30, 1998     3.25      0.31
         December  31,  1998     3.50      1.00
         March  31,  1999        2.50      0.125
         June  30,  1999         0.56      0.125
         September  30,  1999    0.50      0.22
         December  31,  1999     0.50      0.25
         March  31,  2000        4.31      0.30
         June  30,  2000         2.625     1.00
         September 30, 2000      1.25      0.3125
         December 31, 2000       0.625     0.16
         March  31,  2001        0.50      0.156
         June  30,  2001         0.344     0.05
         September 30, 2001      0.11      0.02
         December 31, 2001       0.06      0.021
         March  31,  2002        0.16      0.035
         June  30,  2002         0.145     0.05
         September 30, 2002      0.08      0.02
         December 31, 2002       0.07      0.015
         March  31,  2003        0.025     0.01
         June  30,  2003         0.05      0.015
         September 30, 2003      0.05      0.03
         December 31, 2003       0.045     0.015



                                  SHAREHOLDERS
                                  ------------

As of December 31, 2003 the number of shareholders of record of common stock, excluding the number of objecting beneficial owners whose securities are held in street name, was approximately 1270. The number of shareholders whose securities were held in their name was approximately 270 on that date. The number of non-objecting beneficial owners whose securities were held in street name on that date was approximately 1000.


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

In the first quarter of 2002 the Company completed a Private Placement under an exemption provided by Securities and Exchange Commission Regulation D. The offering was for the Company's Series "A" 7% Convertible Preferred Stock. Each share of the Series "A" Preferred is convertible into 100 shares of the Company's common stock. The Series "A" Preferred Stock is callable by the Company at par at any time that the common stock trades at or above $1.00 per share for a five day period prior to the announcement of the call. The Series "A" Preferred Shares have priority over the Common Shares in the event of an involuntary liquidation of the Company.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Critical Accounting Policies
----------------------------

As set forth in greater detail in the Footnote (2) to Prime's financial statements "Summary of Significant Accounting Policies", the company recognizes revenue upon installation of telephone systems upon completion, recognizes revenues from paging services on a monthly basis, and recognizes set up fees received by customers to commence prepaid telephone services and wireless broadband services over the expected service period, generally one year.


Results  of  Operations
-----------------------

During the year ended December 31, 2003, sales revenue from continuing operations increased to $352,375 from $284,617 for the corresponding period of the prior year. The increase in revenue is attributed to the development of our wireless broadband system in Lake Wildwood, California and to the general recovery in our economy that began during 2003, resulting in the receipt of orders from both our for-profit and non-profit customers, who had been postponing the replacement of legacy telecommunications equipment due to the general slowdown our economy experienced during the recent past.

The gross margin as a percent of revenues decreased to 43% for the year ended December 31, 2003 from 59% in the corresponding period of the prior year. The decline in the gross margin is mainly due to excessive bandwidth costs for our Pennsylvania and Virginia operations, where revenues did not scale up to the level necessary to generate the margins we had anticipated.

Prime's selling, general and administrative expenses for the year ended December 31, 2003 increased to $1,844,914 from $1,004,785 for the corresponding period of the prior year. The increase is attributed mainly to non-cash charges for the writedown of some of our LMDS and wireless broadband equipment in the amount of $479,046 for excessive radio transmitting and receiving equipment on hand relative to our current need for that equipment, based upon the number of new wireless customers we provisioned last year; the write-off of $79,836 of goodwill relative to our acquisition of Marathon due to decreased sales of telephony equipment in Sacramento, California last year. The estimated amortization expense for each of the next five years is approximately $6,469.

Interest expense for the year ended December 31, 2003 increased to $108,982 from $32,641 for the corresponding period of the prior year. The increase is attributed to the interest on the Rural Utilities Service loan advances received in 2002 and 2003.

The provision for taxes for the year ended December 31, 2003 decreased to $4,800 from $3,400 for the corresponding period of the prior year.

We recorded an expense in the approximate amount of $46,542 for remaining lease obligations relative to the closure of our Pennsylvania operation in April 2004, as described in the Subsequent Events section of this document. Additionally, we had SG&A expenses of $148,723relative to our Roanoke, Virginia operation, which we discontinued last year in July.

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

During the year ended December 31, 2003, NACC-Tel sales revenue from continuing operations increased to $284,634 from $210,511 for the corresponding period of the prior year. The increase in revenue is attributed to the development of our wireless broadband system in Lake Wildwood, California and to the general recovery in our economy that began during 2003, resulting in the receipt of orders from both our for-profit and non-profit customers, who had been postponing the replacement of legacy telecommunications equipment due to the general slowdown our economy experienced during the recent past. This had the effect of causing a delay in their commitments for capital expenditures to upgrade their telephone systems in 2002. Continuing into the future, increased marketing efforts and a greater geographical presence may tend to increase our revenues. The larger geographical presence is directly related to our deployment of fixed broadband wireless services in the markets we serve.

The NACC-Tel gross margin as a percent of revenues increased to 57% for the year ended December 31, 2003 from 53% in the corresponding period of the prior year. We were able to experience an increase in the gross margin in spite of an inventory writedown in the amount of $36,057 to reserve for excessive refurbished inventory on hand relative to the level of our sales last year. Our margin last year before the writedown was 70%. We attribute the increase to a greater volume purchase discount from our primary supplier, and to our ability to balance our wireless market to maximize the benefit of oversubscriptions without any negative impact upon the customers in Lake Wildwood, California.

NACC-Tel's selling, general and administrative expenses for the year ended December 31, 2003 increased to $380,682 from $274,813 for the corresponding period of the prior year. The increase is attributed to the writeoff of goodwill related to the Marathon acquisition in the amount of $79,836, and to the addition of administrative staff and sales personnel as a result of our increased marketing efforts, and the commercial launching of fixed wireless broadband services to Penn Valley, California and the surrounding communities in late 2002. As of December 31, 2003, the Company performed the first tier impairment test as required under SFAS No. 142 and determined that the goodwill was impaired. In performing the second tier test assigning fair values to the business unit using techniques including discounted net cash flow, management determined that there was an impairment to the carrying value of the goodwill in the amount of $79,836.


During the year ended December 31, 2003, sales revenue for Prepaid Tel.com decreased to $13,987 from $32,775 for the corresponding period of the prior year. The decrease in revenue is attributed to additional competition coming into the California marketplace for prepaid residential dialtone customers, coupled with a curtailment in the Company's marketing effort in this sector of its business, as management has been focusing on the fixed wireless broadband sector of its business.

Prepaid's gross margin as a percent of revenues increased to 97% for the year ended December 31, 2003 from 73% in the corresponding period of the prior year. The improvement in the gross margin is due to the fact that last year we received net credits on our monthly invoices from one of our incumbent local exchange carrier providers, due to refunds due us relating to overcharges in prior periods.

Prepaid's selling, general and administrative expenses for the year ended December 31, 2003 decreased to $19,882 from $21,082 for the corresponding period of the prior year. The decrease is attributed to our reduction of administrative staff and sales personnel.

During the year ended December 31, 2003, sales revenue from LMDS Communications' continuing operations increased to $49,659 from $41,331 for the corresponding period of the prior year. The increase in revenue is attributed to the fact that during 2003 we signed up a modest number of new wireless broadband customers in Pennsylvania.

LMDS' gross margin as a percent of revenues was negative for the year ended December 31, 2003 compared to 81% in the corresponding period of the prior year. The reduction in the gross margin is due to the fact that during the latter part of last year we lost a number of our wireless customers due to churn and non-payment, causing our monthly bandwidth costs to exceed our revenues.

LMDS' selling, general and administrative expenses for the year ended December 31, 2003 increased to $828,647 from $368,149 for the corresponding period of the prior year. The increase is attributed primarily to the writedown of some of our LMDS and wireless broadband equipment in the amount of $479,046 for excessive radio transmitting and receiving equipment on hand relative to our current need for that equipment, based upon the number of new wireless customers we provisioned last year. Other reasons for the increase are additional site rent obligations that we had not incurred during 2002; depreciation on capital equipment acquired in 2001, through 2003;.and increased administrative expenses and engineering expenses related to our fixed wireless broadband business.

Management does not anticipate a future financial impact from the discontinued Virginia, other than what has been disclosed in this document.

Management used the following assumptions in its goodwill impairment analysis: a 3% discount factor was applied to the projected operating income anticipated from Marathon over the next 7 years.

The Company anticipates that upon receipt of anticipated funding, that it will cure its present default status with the RUS and will not violate any debt covenants in the future.

The Company used the following assumptions in establishing an inventory reserve: refurbished items were reduced in value by 50%.

The Company used the following assumptions in writing down the value of its broadband wireless equipment: certain equipment placed into service prior to late 2002 was written down by 50% of its original cost, creating a writedown of $275,010, and other equipment was written down by $275,399, so that its net book value is now approximately 11% of its original cost.


Liquidity  and  Capital  Resources
----------------------------------

At December 31, 2003, Prime had cash of $-0- and negative working capital of $2,787,641.

Cash used in operations was $584,749 for the year ended December 31, 2003 compared to $1,105,641 in 2002. The cash used in operations during 2003 was primarily attributed to the net loss offset by the increase in accounts payable and other current liabilities, and noncash charges of $332,975 for depreciation, and amortization, and a noncash charge of $479,026 for the writedown of radio transmitting and receiving equipment.

Cash used in investing activities, consisting of purchases of property and equipment, was $473,946 for the period ended December 31, 2003. Cash used in investing activities, consisting of purchases of property and equipment in the amount of $291,934 offset by the proceeds from disposal of the Zenith Technology subsidiary, was $213,562 for the period ended December 31, 2002.

Funds provided by financing activities were $616,261 for the year ended December 31, 2003. The funds provided in 2003 were from one tranche of $443,882 from our broadband telecommunications loan, $193,690 funds from the conversion of short term notes and other liabilities to long term debt, and $54,795 proceeds from the sale of common stock, less repayments on the RUS loan and other long term debt in the amount of $74,200. Cash provided by financing activities was $1,759,934 for the year ended December 31, 2002, and was primarily from our RUS loan agreement.

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

On January 30, 2002 we sold 6,500 shares of our Series "A" Convertible Preferred stock for $65,000, to our communications attorneys, in payment of that same amount which had been owed to them. These shares are convertible into our common stock at a conversion price of ten cents per share. The closing price of our common shares that day was $0.035. The Series "A" Preferred Shares have priority over the Common Shares in the event of an involuntary liquidation of the Company.

In January 2003 we sold 1,750 shares of our Series "A" Convertible Preferred stock for $1,750 to a consultant who provided us with professional services, in payment of that same amount for services rendered. These shares are convertible into our common stock at a conversion price of twenty cents per share. The closing price of our common shares at that time was $0.025. The Series "A" Preferred Shares have priority over the Common Shares in the event of an involuntary liquidation of the Company.

On September 30, 2003 we sold 782,848 shares in a private placement to related parties in conjunction with the receipt of cash and the conversion of accounts payable and short term notes payable to new long term notes totaling $208,759. The closing price of our shares that day was $0.03.

On the morning of November 18, 2003 we sold 2,080,257 shares in a private placement to related parties at $0.015 per share in payment of $31,204 of accounts payable. The closing price of our shares the day before was $0.015.

Management believes the actions taken to secure long term debt financing and its current efforts to raise additional cash through the private placement of preferred shares will be sufficient to sustain operations for at least the next twelve months.



Risk Factors Associated with Owning our Securities
--------------------------------------------------

Prime has a Limited Operating History. If Prime does not successfully build, install, and implement its telecommunication systems, it will incur continued losses, and may not be able to remain in business. Prime has generated a cumulative net loss of $9,865,955 for the period from its inception through December 31, 2003. The ultimate success of Prime will, among other things, depend on its ability to build, install and implement the telecommunication systems necessary to provide high speed telecommunications services. The likelihood of the success of Prime must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of a new business enterprise, the competitive environment in which Prime operates, and the frequently encountered delays in the delivery of infrastructure equipment by telecom equipment manufacturers. In 2002, Prime experienced the late delivery of transport and bandwidth components ordered from more than one provider of these components for several of our newly constructed fixed wireless broadband systems. These components must be in place before we are able to provide services to our customers. During 2002 we also experienced significant delays in receiving customer support from one of our infrastructure providers; this caused us to be in short supply of spare parts required to adequately maintain our systems. By the end of 2002 we were able to get the parties for these problems to rectify their procedures for providing customer support to us. However, there are no assurances that these supply problems will not occur again in the future.

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

Prime has a History of Losses and a Limited Operating History. If Prime does not successfully build its telecommunication systems and market its services to customers, it will incur continued losses, and may not be able to remain in business. Prime has generated a cumulative net loss of $9,865,955 for the period from its inception through December 31, 2003. In order to establish profitable operations, Prime must successfully market its systems and keep its expenditures in line with moderate revenues. Prime is subject to a number of risks including its ability to successfully market, distribute and sell its product, intense competition, and its reliance on a set of FCC licenses authorizing local multipoint distribution services within licensed service areas.

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


Impact of Recently Issued Standards
-----------------------------------

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4,"Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption did not materially impact the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement were effective for exit or disposal activities initiated after December 31, 2002, and did not materially impact the company as there were no such activities in 2003.

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

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 were effective for fiscal years ending after December 15, 2002. The interim disclosure provisions were effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, so adoption of this pronouncement had no material effect.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The adoption of this pronouncement did not materially affect the financial statements as the company does not issue this type of financial instrument.

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The Company does not believe the adoption of this pronouncement has had a material impact to the Company's financial position or results of operations.


In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin
(ARB) No. 51, Consolidated Financial Statements). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-51 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise's financial statements should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to be consolidated by a company that does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

In December 2003 the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.


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

 a)  Directors  and  Executive  Officers  of  the  Company



NAME             AGE  DIRECTOR SINCE              POSITION
---------------  ---  --------------  ---------------------------------
Norbert Lima      58       1999       Chief Executive Officer, Director

Stephen Goodman   60       1999       Chief Financial Officer,
                                      Corporate Secretary, Director

Adrian Lima       33                  Vice President - Engineering

William Turley    66       2000       Director, Member of Audit Committee

Dennis Hinz       50       2000       Director, Chairman of Audit Committee, CPA
                                                Financial Expert,
                                                independent of management

Martin Sokolowski 57       2002       Director



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


Mr. Goodman is skilled in banking and finance, having accumulated over thirty years of experience working for various organizations. Mr. Goodman was President of Contra Costa Financial Services, Inc. from 1989-1992, where he owned and managed this commercial and residential mortgage brokerage/banking firm. Mr. Goodman was involved with the FCC while at Contra Costa Financial Services, Inc., applying to participate in the lottery for a new spectrum of Specialized Mobile Radio licenses. From 1985-1989, Mr. Goodman worked for various savings & loan companies, and from 1977-1985 he served as President of Bay Capital Corporation & House of Money. Mr. Goodman worked in financial public relations on Wall Street from 1969-1970 and as a stockbroker for Loeb, Rhoades & Company from 1965-1966. Mr. Goodman served as Lieutenant Junior Grade in the US Coast Guard from 1966-1969. Mr. Goodman received his JD from William Howard Taft University in 1995, passing the California Baby Bar in 1992. Mr. Goodman received his BS in Economics from the University of Pennsylvania-Wharton School in 1965, and received his MBA with distinction in Finance from New York University in 1969. He is an adjunct professor of Finance and Communications for the Graduate School of Business Administration of the University of Phoenix Online.



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



Martin Sokolowski is currently a consulting engineer under contract with Marathon Oil. Previously he was employed by Enercon Services, Inc. as a Senior Engineer for the Dallas, Texas office. Prior to his current position, he was with Alcatel USA as the Senior Manager of Strategic Planning for the Wireless Access Business Unit, focusing on technology and support for point-to-multipoint fixed wireless systems, networks and products. He has demonstrated himself to be an engineering and business leader with engineering, management, design, and customer field services expertise. He has successfully managed numerous fixed wireless engineering and field installation programs and projects. His engineering experience includes systems engineering, design engineering, planning and scheduling, prototype and first office applications and new product deployment and support. Telecom experience includes overall network design, local telco, wireline and RF wireless systems, LMDS and MMDS point-to-multipoint wireless networks and telecommunications infrastructure. He joined Alcatel in June 1999 to develop fixed wireless point-to-multipoint products and systems, and launch these new products into the exploding market for high speed data and voice communications. He coordinated the final technical development of the Alcatel Evolium 9900 family of LMDS and MMDS point-to-multipoint fixed wireless products between efforts in Paris, France and Richardson, Texas. One of his many achievements at Alcatel has been the development of standardized installation cost estimating models and tools to quickly and accurately estimate total field installation costs for base station and CPE installations. Mr. Sokolowski worked in various engineering management positions during his career, including Bosch Telecom from December 1997 to June 1999 in their Broadband Wireless Access, Global Deployments Division in Richardson, Texas, where he was the Manager of Technical Services and a Senior RF Systems Engineer with responsibility for the Final LMDS point-to-multipoint system development to meet specifications and FCC type acceptance. Upon graduation from George Washington University with his Master of Engineering Administration degree in 1971 he joined KPMG Peat Marwick in their Washington, D.C. office as a Senior Management Consultant.

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



ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth the aggregate cash and options compensation paid to all officers of Prime. The officers received no other compensation from
Prime:



----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
      Name            Principal      Year  Salary   Options   Exercise     Exercisable  Expiration
                      Position                                  Price
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
  Norbert Lima           CEO         2002  $100,000 100,000     $.20         12/31/02    12/31/05
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
                                     2003  $100,000
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
  Stephen Goodman        CFO         2002  $100,000 100,000     $.20         12/31/02    12/31/05
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
                                     2003  $100,000
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
  Adrian Lima      VP-Engineering    2002  $ 72,000  76,000     $.20         12/31/02    12/31/05
----------------- ------------------ ----- -------- ------- -------------- ------------ ----------
                                     2003  $ 72,000
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

                                  STOCK OPTIONS
                                  -------------

On December 31, 2003 there were outstanding options on 1,152,710 shares to various individuals. Each option provides the right to purchase one share of common stock. 476,110 of these options expire December 31, 2004, and 706,600 expire December 31, 2005. The options expiring in 2004 are exercisable at various prices from $.10 to $.5625 and the average exercise price is $.30. All of the options expiring in 2005 are exercisable at $.20 per share. Mr. Goodman, Mr. Adrian Lima, and Mr. Norbert Lima have rights under the Year 2002, and the Year 2001 Employee Stock Option Programs. Messrs. Turley and Hinz each have 20,000 options under the Year 2001 Outside Director Stock Option Program. These options are currently exercisable and expire December 31, 2004. Messrs Turley, Hinz, and Sokolowski each have 20,000 options under the Year 2002 Outside Director Stock Option Program. These options are currently exercisable and expire December 31, 2005. As of December 31, 2003, there were no other warrants, rights, conversion, privileges, or other rights pursuant to which Mr. Goodman, Mr. Adrian Lima or Mr. Norbert Lima or any other current Officer or Director has the right to acquire further shares in the Corporation.

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


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT

The following table sets forth certain information about the ownership of Prime's Common Stock as of December 31, 2003, by (i) those persons known by Prime to be the beneficial owners of more than 5 percent of the total number of outstanding shares of any class entitled to vote; (ii) each director and officer; and (iii) all directors and officers of Prime as a group. The table includes Common Stock issuable upon the exercise of options that are exercisable within 60 days. Except as indicated in the footnotes to the table, the named persons have sole voting and investment power with respect to all shares of Prime common stock shown as beneficially owned by them, subject to community property laws where applicable. The ownership figures in the table are based on the books and records of Prime.

               Name of         Amount and
Title of       Beneficial      Nature of
Class          Owner           Interest    Percentages      Address
---------------------------------------------------------------------------
Common Stock                                          409 Center Street
Par Value                                             Yuba City, CA 95991
$0.0001        Stephen Goodman(a)7,271,693    19%

Common Stock                                          409 Center Street
Par Value                                             Yuba City, CA 95991
$0.0001        Adrian Lima    (b)1,179,385     3%

Common Stock                                          409 Center Street
Par Value                                             Yuba City, CA 95991
$0.0001        Norbert Lima   (c)6,385,094    17%

Common Stock                                         155 Montgomery Street, #609
Par Value                                            San Francisco, CA 94104
$0.0001        Irving Pfeffer    2,883,683     8%

Common Stock                                          120 W 45 Street
Par Value                                             New York, NY 10036
$0.0001        David Shaw        2,677,894     7%

Common Stock                                         300 Colonial Center Parkway
Par Value      Swartz Private                        Roswell, GA 30076
$0.0001          Equity LLC   (d)1,673,100     4%

Common Stock  All Directors
Par Value         and
$0.0001        Officers as
                 a Group     (e)15,221,169    40%
--------------------------------------------------------------------------------



a) Includes options to purchase 145,834 common shares, which are currently exercisable.
b) Includes options to purchase 106,972 common shares, which are currently exercisable.
c) Includes options to purchase 145,834 common shares, which are currently exercisable.
d)   Includes 1,673,100 warrants, all of which are currently exercisable.
e) Includes options to purchase 468,637 shares, which are currently exercisable.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS


Norbert Lima, a Director and the Company's CEO, owns the real estate in which the Company's headquarters is located. The Company paid rent of $20,160 in 2003 and $20,160 in 2002 on its headquarters. A three year lease agreement was authorized by the Board of Directors in June 2000 and was entered into and executed that month.

Dennis Hinz is a Director of the Company. The accounting firm that he is a partner in, Ten, Haken, Hinz, and Carlos, prepared the Company's 2001, 2000 and 1999 state and federal tax returns. The agreed upon fee to be charged by his firm for this service was $3750, $2750 and $2,500 respectively. Mr. Hinz has been appointed by the Board of Directors as the Chairman of the Company's audit committee. The Company anticipates that Mr. Hinz' firm will prepare the Company's 2002 and 2003 state and federal tax returns.


ITEM  13.  EXHIBITS,  REPORTS  ON  FORM  8-K  AND  SUPPLEMENTAL INFORMATION

(a)   INDEX  TO  EXHIBITS

4.1      Proxy for 2002 Annual Meeting of Shareholders

99.1     Certifications

(b) No reports on Form 8-K were filed during the last quarter of the year covered by this report.

ITEM  14. CONTROLS AND PROCEDURES.


The Company's management, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures as of the date of this Annual Report on Form 10-K. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Company has not adopted a Code of Ethics, due to insufficient resources to prepare, review, and adopt one. The Company does intend to adopt a Code during 2004.

ITEM  15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2002, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during fiscal 2002 and Form 10-QSB in fiscal 2003 approximated $60,547 (2002 items) and $23,280 (2003 items), respectively.

The Board of Directors has considered whether the provision of non-audit services, for which there was required SAS 100 review services on the Forms 10-QSB, is compatible with maintaining the principal accountant's independence.


                             SHAREHOLDER INFORMATION
                             -----------------------


Form  10-KSB  Availability:
A copy of the 2003 Form 10-KSB filed with the Securities and Exchange Commission will be forwarded preferably by email, upon request, to any shareholder. Requests should be directed to:

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
Fax: (530) 671-3215

























                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 14th day of April, 2004.


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

By:      /s/  Stephen  Goodman
         -----------------------------------
         Stephen  Goodman
         Director,  Chief  Financial  Officer


By:      /s/  William  Turley
         -------------------------------
         William  Turley
         Director


By:      /s/  Dennis Hinz
         -------------------------------
         Dennis Hinz
         Director


By:      /s/  Martin Sokolowski
         -------------------------------
         Martin Sokolowski
         Director



April 14, 2004
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Prime Companies, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norbert J. Lima,
Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section
302 of the Sarbanes-Oxley Act of 2002, that:

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

(4) I and the other certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures for the Company and have: (a) designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared; (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of the date of the Report;
and (c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

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



/s/ Norbert J. Lima
------------------------
Norbert J. Lima
Chief Executive Officer
April 14, 2004






April 14, 2004
CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Prime Companies, Inc. (the "Company") on
Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen Goodman,
Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section
302 of the Sarbanes-Oxley Act of 2002, that:

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

(4) I and the other certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures for the Company and have: (a) designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared; (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of the date of the Report;
and (c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

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


/s/ Stephen Goodman
---------------------------
Stephen Goodman
Chief Financial Officer
April 14, 2004
























                                                                                                PAGE

Independent Auditors' Report.....................................................................F-2

Consolidated Balance Sheet  - December 31, 2003..................................................F-3

Consolidated Statements of Operations - For the Years Ended December 31, 2003 and 2002...........F-4

Consolidated Statements of Stockholders' Equity (Deficit)- For the Years Ended
     December 31, 2003 and 2002 .................................................................F-5

Consolidated Statements of Cash Flows - For the years ended December 31, 2003 and 2002 ..........F-6

Notes to Consolidated Financial Statements.......................................................F-7

INDEPENDENT AUDITORS' REPORT
TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
PRIME COMPANIES INC. AND SUBSIDIARIES
YUBA CITY, CALIFORNIA


We have audited the accompanying consolidated balance sheet of Prime Companies, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Companies, Inc. and Subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred net losses and negative cash flows from operations since its inception, has a working capital deficit of $2,787,641 and stockholders' deficit of $2,312,141. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stonefield Josephson, Inc.

STONEFIELD JOSEPHSON, INC.
Certified Public Accountants

Santa Monica, California
April 1, 2004


                    PRIME COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                                  December 31,
                                                                      2003
                                                                  ------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash                                                          $      -
     Accounts receivable, net of allowance of $1400                     21,650
     Inventory                                                          59,049
     Deposits                                                           31,301
     Prepaid expenses and other current assets                           4,370
                                                                   -----------
        Total current assets                                           116,370

PROPERTY AND EQUIPMENT, net of Accumulated Depreciation of $571,513
                    and Accumulated Equipment Writedown of $479,046    392,456
LICENSES, net of Accumulated Amortization of $212,236                  259,399
GOODWILL,                                                               32,346
                                                                   -----------
TOTAL ASSETS                                                       $   800,571
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      ----------------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                         $   389,194
     Current maturities of note payable, Rural Utilities Service     2,063,217
     Accrued payroll liabilities                                       289,589
     Due to officers                                                    92,684
     Other current liabilities                                          55,923
     Current maturities of long term debt                                6,480
     Deferred revenues                                                   4,714
     Current maturities of capital lease obligations                     2,210
                                                                   -----------
              Total current liabilities                              2,904,011
                                                                   -----------
LONG TERM LIABILITIES:
     Notes payable, related parties, net of debt discount              189,887
     Capital lease obligations, net of current maturities               13,467
     Long term debt, net of current maturities                           5,347
                                                                   -----------
              Total long term liabilities                              208,701
                                                                   -----------

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.0001 par value, 50,000,000 shares
         authorized, 8,250 issued and outstanding                            1
     Common stock, $.0001 par value, 100,000,000 shares
         authorized, 35,137,489 issued and outstanding                   3,514
     Additional paid-in capital                                      7,550,300
     Accumulated deficit                                            (9,865,956)
                                                                   -----------
              Total stockholders' deficit                           (2,312,141)
                                                                   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $   800,571
                                                                   ===========

The accompanying notes form an integral part of these consolidated financial statements.

                                      F-3






                                 PRIME COMPANIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        FOR THE YEARS ENDED
                                                                           DECEMBER  31,
                                                              ---------------------------------------
                                                                       2003                   2002
                                                              ---------------       -----------------


SALES REVENUES                                                $       352,375       $        284,617

COST OF SALES                                                         202,229                116,283
                                                              ----------------      -----------------
GROSS PROFIT                                                          150,146                168,334

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                       1,844,914              1,004,785
                                                              ----------------      -----------------
LOSS FROM CONTINUING OPERATIONS                                    (1,694,768)              (836,451)
                                                              ----------------      -----------------
OTHER INCOME (EXPENSE):
     Net gain from sale of interest in subsidiary                        --                   78,372
     Interest income                                                      442                    151
     Interest expense                                                (108,982)               (32,641)
     Other income, net                                                131,706                 21,320
                                                              ----------------      -----------------
         Net other income (expense)                                    23,166                 67,202
                                                              ----------------      -----------------
NET LOSS BEFORE TAXES                                              (1,671,602)              (769,249)
     Provision for taxes                                                4,800                  3,400
                                                              ----------------      -----------------
NET LOSS FROM CONTINUING OPERATIONS                                (1,676,402)              (772,649)
     Loss from discontinued operations, all operating losses         (148,723)                  --
                                                              ----------------      -----------------
NET LOSS                                                      $    (1,825,125)      $       (772,649)
                                                              ================      =================

BASIC & DILUTED PER SHARE INFORMATION:
                                                              ----------------      -----------------
    Net loss per common share from continuing operations      $         (0.05)      $          (0.02)
    Net loss per share from discontinued operations                     (0.01)                   -
                                                              ----------------      -----------------
    Net loss per share                                        $         (0.06)      $          (0.02)
                                                              ================      =================

WEIGHTED AVERAGE SHARES OUTSTANDING                                32,716,777             32,180,110
                                                              ================      =================

The accompanying notes form an integral part of these consolidated financial statements.





























                                                       PRIME COMPANIES, INC. AND SUBSIDIARIES

                                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                   FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002



                                            COMMON STOCK        ADDITIONAL       OTHER       DEFERRED                      TOTAL
                                     -----------------------     PAID-IN       PREFERRED     OFFERING     ACCUMULATED  STOCKHOLDERS'
                                        SHARES       AMOUNT      CAPITAL         STOCK        COSTS        (DEFICIT)       DEFICIT
                                     -----------    --------   -----------    -----------    ---------     -----------  -----------


BALANCES, January 1, 2002             31,984,384    $  3,198   $ 7,410,772           --     $    --       $(7,268,182)  $   145,788

Issuance of common stock                 100,000    $     10   $     4,990           --          --              --     $     5,000
Common stock issued for services         190,000    $     19   $    13,281           --          --              --     $    13,300
Preferred stock issued for services         --           --    $    64,999    $         1        --              --     $    65,000
Net loss                                    --           --           --             --          --       $  (772,649)  $  (772,649)
                                     -----------    --------   -----------    -----------   ---------     -----------    ----------
BALANCES, December 31, 2002           32,274,384    $  3,227   $ 7,494,042    $         1        --       $(8,040,831)  $  (543,561)
                                     -----------    --------   -----------    -----------   ---------     -----------    ----------


Issuance of common stock               2,863,105    $    287   $    54,508           --          --              --     $    54,795
Preferred stock issued for services         --           --    $     1,750           --          --              --     $     1,750
Net loss                                    --           --            --            --          --       $(1,825,125)  $(1,825,125)
                                     -----------    --------   -----------    -----------   ---------     -----------   -----------
BALANCES, December 31, 2003           35,137,489    $  3,514   $ 7,550,300    $         1        --       $(9,865,956)  $(2,312,141)
                                     ===========    ========   ===========    ===========   =========     ============  ===========





The accompanying notes form an integral part of these consolidated financial statements.










































                              PRIME COMPANIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                                           ---------------------------------------
                                                                      2003                2002
                                                           ------------------  -------------------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss from continuing operations                    $      (1,676,402)  $        (772,649)
    Loss from discontinued operations                               (148,723)               --
        Net loss                                                  (1,825,125)           (772,649)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
     Write off of equipment                                          479,026                --
     Depreciation of property and equipment                          205,975             151,845
     Amortization of licenses and goodwill                           127,000              47,163
     Preferred stock issued for services                               1,750              65,000
     Conversion of long term debt to accounts payable                (55,185)               --
     Net gain from sale of interest in subsidiary                       --               (78,372)
     Common stock issued for services                                   --                13,300
    Changes in operating assets and liabilities:
     Accrued payroll and other current liabilities                   198,929            (113,923)
     Accounts payable                                                 98,266            (431,002)
     Due to officers                                                  92,684                --
     Inventory                                                        37,543              (7,851)
     Prepaid expenses and deposits                                    16,054               7,263
     Accounts receivable                                              (6,163)             16,049
     Deferred revenues                                                (2,065)             (2,464)
                                                           ------------------  -----------------
         Net cash used in operating activities                      (584,749)         (1,105,641)
                                                           ------------------  -----------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                            (473,946)           (291,934)
     Proceeds from sale of subsidiary                                   --                81,000
     Proceeds from sale of shares in subsidiary to related parties      --                30,000
     Purchase of shares in subsidiary from related parties              --               (32,628)
                                                           -----------------   -----------------
         Net cash used in investing activities                      (473,946)           (213,562)
                                                           ------------------  -----------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from note payable                                      443,882           1,700,990
     Short term notes and other liabilities converted
                                    to long term debt                193,690                --
     Proceeds from long term debt                                       --               120,948
     Proceeds from sale of common stock                               54,795               5,000
     Change in short term portion of capital lease obligations        (1,906)               --
     Repayments on long-term debt                                    (23,396)            (32,351)
     Repayments on notes payable                                     (50,804)            (34,653)
                                                           ------------------  -----------------
         Net cash provided by financing activities                   616,261           1,759,934
                                                           -----------------   -----------------

NET INCREASE (DECREASE) IN CASH                                     (442,434)            440,731
CASH, beginning of year                                              442,434               1,702
                                                           -----------------   -----------------
CASH, end of year                                          $            -0-    $         442,433
                                                           =================   =================
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash payments for:
         Interest                                          $          27,729   $          31,133
                                                           =================   =================
         Income taxes                                      $            --     $            --
                                                           =================   =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
    TRANSACTIONS:

     Issuance of preferred stock for services              $           1,750   $          65,000
                                                           =================   =================
     Issuance of common stock in exchange for services     $            --     $          13,300
                                                           =================   =================

The accompanying notes form an integral part of these consolidated financial statements.
                                                  F-6

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

          The Company now has 100% ownership interest in Bright-Bridge Communications Networks, Inc., a Delaware corporation organized in 2002 in conjunction with the Company's agreement with the Virginia Tech Foundation, Inc. for the commercialization of the Foundation's LMDS license in the Roanoke, Virginia area. In July 2003 we recognized that the market for our services had changed dramatically during the year after we launched operations, and we jointly agreed to discontinue the business.



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

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2003 and 2002, the Company used estimates in determining the realization of its accounts receivable, inventory write-downs, goodwill and license impairment, depreciation and amortization, sales returns, deferred taxes and contingencies. Actual results could differ from these estimates.

         Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Inventory - Inventory of installation equipment and materials are stated at the lower of cost (first-in, first-out method) or market. Reserves have been provided for inventory items considered to be obsolete, or in excess of amounts which can be used within the Company's normal operating cycle, typically one year.

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

         Licenses - Licenses include the amounts paid to the FCC to purchase licenses for Local Multipoint Distribution Services in certain markets. The licenses are being amortized on a straight-line basis over the initial term of the license, which is ten years. The Company recognized amortization expense for the years ended December 31, 2003 and 2002 of $47,164 and $47,164 respectively.

         Goodwill - Goodwill has been recorded in the amount of $110,182 for the Marathon transaction and $2,000 for the NTCOMM transaction. As of December 31, 2003, the Company performed the first tier impairment test as required under SFAS No. 142 and determined that the goodwill was impaired. In performing the second tier test assigning fair values to the business unit using techniques including discounted net cash flow, management determined that there was an impairment to the carrying value of the goodwill in the amount of $79,836.

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

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Earnings Per Share - Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All common stock equivalents consisting of 1,673,100 warrants and 1,152,710 options have been excluded as their effect is anti-dilutive.

         Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

         Stock-Based Compensation - The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related interpretations, including the Financial Accounting Standards Board Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation" which was effective July 1, 2000, in accounting for its employee stock options. In accordance with SFAS No. 123 "Accounting For Stock-Based Compensation" (SFAS123), The Company will disclose the impact of adopting the fair value accounting of employee stock options. Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair value method prescribed by SFAS123. Pro forma disclosures as if the fair value method prescribed by SFAS No. 123 were adopted has not been presented, as the results are not materially different.

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

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The customers of the Company's operations are located primarily in California. At December 31, 2003 approximately $10,687 representing 49% of trade receivables was due from six customers. No other customers accounted for more than 10% of the Company's trade receivables at December 31, 2003.


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


         Recent Accounting Pronouncements:



In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4,"Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption did not materially impact the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement were effective for exit or disposal activities initiated after December 31, 2002, and did not materially impact the company as there were no such activities in 2003.

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

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 were effective for fiscal years ending after December 15, 2002. The interim disclosure provisions were effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, so adoption of this pronouncement had no material effect.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The adoption of this pronouncement did not materially affect the financial statements as the company does not issue this type of financial instrument.

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The Company does not believe the adoption of this pronouncement has had a material impact to the Company's financial position or results of operations.


In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin
(ARB) No. 51, Consolidated Financial Statements). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-51 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise's financial statements should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to be consolidated by a company that does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

In December 2003 the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       BASIS OF PRESENTATION:
         ---------------------

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses for the years ended December 31, 2003 and 2002 of $1,825,125 and $772,649 respectively, and at December 31, 2003 had a working capital deficit of $2,787,641. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence: The Company, in March 2004, acquired a $3,000,000 investment in the Cross Capital Fund, which will enhance our balance sheet by $3,000,000, and will provide us with cash flow estimated at $250,000 per month beginning October 2004 for twelve months beginning approximately October 1, 2004. The Company has entered into a financial advisory agreement with Grant Bettingen Investment Banking, and anticipates funding in amounts sufficient to execute a business plan providing for the "roll up" of independent wireless internet service providers ("WISP"). With the assistance of Grant Bettingen, we intend to negotiate the acquisition of approximately 12 WISPs during the next twelve months. The Company believes that with the
         $3 million balance sheet enhancement and the implementation and funding of the WISP roll up plan, that the Company will be able to achieve profitable operations, but there can be no assurance that the Company will generate positive cash flows from operations sufficient to sustain operations.


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

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       PROPERTY AND EQUIPMENT:
         -----------------------

         Property and equipment at December 31, 2003 and 2002 consisted of the following:


                                                  2003          2002         ESTIMATED
                                                                             USEFUL LIVES
                                               ---------    ---------        ------------

           Office furniture and equipment      $  96,919    $  81,982        5 years
           Vehicles                               85,316       85,316        4 years
           Paging terminals                       71,824       71,764        7 years
           Site Improvements                      34,037       24,636        5 years
           DSL Equipment                           9,760        9,244        3 years
           LMDS Equipment                        550,409      460,892        7 years
           Fixed Broadband Wireless Equipment    594,750      235,235        3 - 7 years
                                               ---------    ---------
                 Total Property and equipment  1,443,015      969,069
           Less accumulated depreciation (a)    (571,513)    (365,538)
           Less writedown (b)                   (479,046)
                                               ---------    ---------
                                               $ 392,456    $ 603,531
                                               =========    =========

         (a) Depreciation expense for the years ended December 31,  2003 and  2002, was $205,975 and $151,845 respectively.
         (b) As of December 31, 2003, in connection with the company's discontinuance of its broadband operations in Pennsylvania and New York, management evaluated the net realizable values of its related property and equipment, and concluded that certain amounts were excessive for its remaining operations.
             Accordingly the company wrote off as excessive in the fourth quarter of 2003,
             $479,046 of equipment for which it did not have a current forecasted usage.




6.       GOODWILL
         --------

The Company wrote  off  $79,836  of goodwill  relative  to  its  acquisition  of
Marathon due  to  decreased  sales  of  telephony    equipment   in  Sacramento,
California last year. See note (1) for methodology of determining the impairment loss.






7.       NOTE PAYABLE, RURAL UTILITIES SERVICE:
         -------------------------------------

The Note Payable, Rural Utilities Service relates to advances received on the $5,012,000 broadband loan agreement with the US Department of Agriculture's Rural Utilities Service. Advances on the loan, which may only be made once every 30 days, expire on April 1, 2005, and the maturity date for repayment of all outstanding principal and interest is April 1, 2012. The interest rate for each advance is fixed at the time of disbursement and is equal to the average market yield on outstanding marketable Treasury securities due April 1, 2012, and averaged 4.21% at December 31, 2003. Monthly payments are required to repay the principal and interest no later than the maturity date. The interest expense on this loan for 2003 totaled $90,646.

The proceeds of this loan may only be used to finance the costs of furnishing or improving broadband services in rural areas in Pennsylvania and New York.

The loan is secured by all of the assets of LMDS Communications, Inc., and is evidenced by a Mortgage Security Agreement and Financing Statement and UCC-1 filing in favor of the United States of America. At December 31, 2003, the LMDS assets, which comprised Broadband equipment, LMDS licenses, cash and accounts receivable, totaled $1,391,112 net of accumulated depreciation and amortization and writeoff reserve of $1,019,834 on the equipment and licenses. LMDS is in default on payment of the monthly repayments since May 2003 of approximately $182,724 of principal and interest. In addition, based on an audit of the LMDS expenditures by the RUS, the Company has been notified that certain equipment purchased from Nacc-tel at fair value of approximately $800,000 will not be allowed as approved expenses under the terms of the loan agreement. The Company intends to pay the overdue amounts and resume monthly payments as soon as possible.

All of the $2,063,131 principal due to RUS has been classified as current because the Company is in default for non payment of principal and interest since May 2003.

8.     Long Term Debt:
       --------------

The long-term debt is comprised of the following:

     Amount payable  under  a  financing agreement, secured  by assets  of  $11,827,  interest  free  and  repayable  from monthly revenues received from customers, as each unit  is
     put into service                                                  $ 11,827
                                                                         ------
                  Total                                                $ 11,827
     Less current maturities                                              6,480
                                                                         ------
                                                                       $  5,347
                                                                         ======
The principal due on the long-term debt is as follows:

        Year ending December 31,
           2004                                     $  6,480
           2005                                        5,347
                                                      ------
                  Total                             $ 11,827
                                                      ======

The principal amount of notes payable to related parties is $208,759 all due and payable January 1, 2005 with the interest rate of 10% per annum, payable monthly. The financial statements show the amount owed less a debt discount related to the fair value of common stock that was issued with the indebtedness of $18,872, which is being amortized monthly through December 2004. The interest expense on these notes during 2003 was $5,219.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




9.       Capital Lease Obligations:
         --------------------------

         The Company leases certain property and equipment under capital lease and has capitalized property and equipment of $27,825 with accumulated depreciation of $27,825 as of December 31, 2003

         Minimum future lease payments under a capital lease as of December 31, 2003 and for the next three years and in the aggregate are as follows:

         Year ending December 31,
                    2004                               4,361
                    2005                              13,623
                                                    --------
         Net minimum lease payments                   17,984
         Less amount representing interest            (2,307)
                                                    --------
         Present value of minimum lease payments      15,677
         Less current maturities                      (2,210)
                                                    --------
                                                    $ 13,467
                                                    ========

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      STOCKHOLDERS EQUITY:
         --------------------

         In January 2002 the Company issued 100,000 shares in a private placement at $0.05 to a Director of the Company.

         In January 2002 the Company conveyed 6,500 shares of its Series A convertible preferred shares to the principals of its communications law firm in satisfaction of $65,000 owed to the law firm for services rendered in 1999, 2000, and 2001. These shares are convertible into the Company's common shares at a conversion price of $0.10 per share. The Series "A" Preferred Shares have priority over the Common Shares in the event of an involuntary liquidation of the Company. These shares are callable at par at any time when the price of the Company's Common Stock trades at or above $1.00 per share for a five day period immediately prior to the announcement of the call.

         In June 2002 the Company issued 190,000 shares for consulting services at $0.07 per share, amounting to $13,300.

         In September 2003 the Company issued 1,750 shares of its Series A convertible preferred shares to a consultant for professional services rendered. The shares are convertible into the Company's common shares at a conversion price of $0.20 per share. The Series "A" Preferred Shares have priority over the Common Shares in the event of an involuntary liquidation of the Company. These shares are callable at par at any time when the price of the Company's Common Stock trades at or above $1.00 per share for a five day period immediately prior to the announcement of the call.

         In September 2003 the Company issued 782,848 shares in connection with a private placement of the Company's unsecured notes in the amount of $208,759 due January 1, 2005 to two Directors and Counsel for the Company. The shares were recorded at their fair value of $23,591.

         In November 2003 the Company issued 2,080,257 shares at $0.015 per share in satisfaction of $31,204 owed to two Directors of the Company.

         There are 1,673,100 warrants outstanding in connection with an equity line of credit that was established in September 2000. These warrants expire September 8, 2005 and are exercisable into 1,673,100 shares of our common stock at $0.015 per share.

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

         There were no options granted nor exercised in the year ending December 31, 2003.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table sets forth the activity for all option activity during the years ended December 31, 2003 and 2002.

                                     NUMBER OF SHARES        AVERAGE EXERCISE
                                                              PRICE PER SHARE
                                     ----------------      --------------------

         Balance, December 31, 2001        1,058,123       $             .33

         Granted                             851,100                     .20
         Expired                            (105,711)                   2.03
         Exercised                              -                        -
         Canceled/Forfeited                  (30,200)                    .33
                                     ----------------      --------------------
         Balance, December 31, 2002        1,773,312       $             .23

         Expired                             476,102                     .22
         Canceled/Forfeited                  144,500                     .20
                                     ----------------      --------------------
         Balance, December 31, 2003        1,152,710       $             .24
                                     ================      ====================

         At December 31, 2002 the Company had options to purchase 396,990 shares at $0.32813, options for 476,102 shares at $0.21875, options for 9,120 shares at $0.1125, options for 40,000 shares at $0.10 per share, and options for 851,100 shares at $0.20 per share.

         At December 31, 2003 the Company had options to purchase 562,207 shares of common stock exercisable at $0.32813, options for 706,600 shares at $0.20, options for 9,120 shares at $0.1125, and options for 40,000 shares at $0.10 per share.

         If not previously exercised, canceled or forfeited, the outstanding options will expire as follows:


                                          NUMBER OF SHARES   AVERAGE EXERCISE
            PERIOD ENDED DECEMBER 31,                         PRICE PER SHARE

                                         ----------------    ----------------
            2004                                  446,110              .30
            2005                                  706,600              .20
                                         ----------------    ----------------
         Balance, December 31, 2003             1,152,710    $         .24
                                         ================    ================


         As noted in Note 2, the Company has not adopted the fair value accounting prescribed by SFAS123 for employees.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions: a risk -free interest rate of 4.08%, expected life of three years, dividend yield of 0%, and expected volatility of 65%. The weighted-average fair value of the options granted during the year ended December 31, 2002 was $0.20. Pro-forma disclosure as if the fair value method were used has not been presented as the amounts are not materially different.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.


12.      INCOME TAXES:
         -------------

         Income tax expense for the indicated periods is comprised of the following:

                                            For the Years Ended
                                               December 31,
                                         2003                   2002
                                 ---------------------  ----------------

        Current
                  Federal        $        -             $        -
                  State                  4,800                  3,400
                                 ----------------       ----------------
                                 $       4,800          $       3,400
                                 ================       ================

         The actual income tax expense differs from the expected tax expense (benefit) as computed by applying the U.S. Federal corporate income tax rate of 34% for each period as follows:

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            For the years ended
                                                               December 31,
                                                         2003                  2002
                                                 ----------------       ----------------
       Amount of expected tax benefit            $       (620,500)      $       (262,600)
       Non-deductible expenses                             11,800                 10,500
       State taxes, net                                     2,200                  2,200
       Change in valuation allowance                      533,600                268,400
       Other                                               77,700                (15,100)
                                                 ----------------       ----------------
                                                 $          4,800       $          3,400
                                                 ================       ================

          The components of the net deferred tax asset and liability recognized are as follows:

                                                                DECEMBER 31,        DECEMBER 31,
                                                                    2003               2002
                                                              ----------------    ----------------
       Current deferred tax assets
          Accrued expenses                                    $        12,200     $         31,600
          APB 25 compensation expense                                  55,500               55,500
          Other accrued liabilities                                     1,200                1,200
                                                              ---------------     ----------------
          Total current deferred tax assets                            68,900               88,300
          Valuation allowance                                         (68,900)             (88,300)
                                                              ---------------     ----------------
       Net current deferred tax assets                        $          -        $           -
                                                              ===============     ================

       Long-term deferred tax assets:
          Intangible asset                                             20,000               20,000
          Depreciation                                                172,100               55,600
          Net operating loss carry-forwards                         4,250,600            3,829,900
                                                              ---------------     ----------------
          Total long-term deferred tax assets                       4,442,700            3,905,500
       Valuation allowance                                         (4,442,700)          (3,905,500)
                                                              ---------------     ----------------
       Net long-term deferred tax assets                      $          -        $           -
                                                              ===============     ================


         The Company will continue to assess the realizability of the deferred tax assets in future periods. The valuation allowance increased by $606,100 and $380,000 during the years ended December 31, 2003 and 2002 respectively.

         As of December 31, 2003, the Company has available federal net operating loss carry forwards for income tax purposes of $10,180,000, which expire on various dates through 2023. The Company has state net operating loss carry forwards of $8,900,000, the use of which has been suspended for two years, and which expire on various dates through 2013. Due to the change in control of Prime, the benefit of the net operating losses generated by Prime prior to the acquisition by Worldnet will be significantly limited by certain consolidated return filing regulations and limitations under Section 382, and may, therefore expire before its utilization.

                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.      EMPLOYEE DEFINED CONTRIBUTION PLAN:
         -----------------------------------

         Effective January 1, 1998, the Company adopted a 401K Profit Sharing Plan (the "Plan") covering all employees. To be eligible to participate in the Plan, employees must be age 21 and must complete at least 83.33 hours of service per month for at least 6 months. Contributions to the Plan are invested at the direction of the participant. No contributions were made to the plan during the years ended December 31, 2002 and December 31, 2003.

14.      COMMITMENTS AND CONTINGENCIES:
         ------------------------------

         Leases: - The Company leases operating facilities and equipment under operating leases which expire at various dates through December 31, 2008. Facility leases provide for payment of real estate taxes, insurance, and maintenance expenses by the Company. In addition, the Yuba City facility lease is held by Mr. Bert Lima, President and CEO of the Company. The rent earned by Mr. Lima was $20,160 for both years ended December 31, 2003 and 2002.

         The future minimum commitments under these leases are as follows:

                 Year ending December 31,
                          2004                                   31,461
                          2005                                   25,281
                          2006                                    9,600
                          2007                                    6,600
                          2008                                    4,275
                                                       ----------------
                                                       $         77,217
                                                       ================

         Commitments for leases in Pennsylvania have been expensed in  2003.

         Rent  expense   totaled  $93,076 and $53,125  for   2003  and  2002
         respectively.


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
















                                              December 31, 2003
                                              -----------------

                                Prime          Prepaid      Nacc-Tel        LMDS      Bright-Bridge
                            ------------    ------------  ------------  ------------  -------------

 Revenues                   $      -        $     13,987  $    284,634  $     49,659  $       4,095
                            ============    ============  ============  ============  =============
 Gross Margin                      -                 97%           57%         nm             nm
                            ============    ============  ============  ============  =============
 Selling, G&A Expense       $    423,238    $     19,882  $    380,882  $    825,647  $     148,723
                            ============    ============  ============  ============  =============
 Interest Income            $      -        $     -       $        214  $        217  $          11
                            ============    ============  ============  ============  =============
 Interest Expense           $     14,410    $     -       $      3,925  $     90,646  $     -
                            ============    ============  ============  ============  =============
 Other Income               $     12,000    $     -       $       -     $    119,706  $     -
                            ============    ============  ============  ============  =============
 Total Assets               $    215,028    $   (112,857) $    325,385  $  1,391,111  $     223,592
                            ============    ============  ============  ============  =============
 Goodwill                   $      2,000                  $     30,346
                            ============    ============  ============  ============  =============
 Depreciation and
   Amortization                                           $     98,481  $    200,781  $      12,690
                            ============    ============  ============  ============  =============




                                              December 31, 2002
                                              -----------------

                                Prime          Prepaid      Nacc-Tel        LMDS      Bright-Bridge
                            ------------    ------------  ------------  ------------  -------------

 Revenues                   $       -       $     32,775  $    210,511  $     41,331  $        -
                            ============    ============  ============  ============  =============
 Gross Margin                       -                73%           53%           81%           -
                            ============    ============  ============  ============  =============
 Selling, G&A Expense       $    283,127    $     21,082  $    274,813  $    368,149  $     57,615
                            ============    ============  ============  ============  =============
 Interest Income            $       -       $       -     $         87  $         64  $        -
                            ============    ============  ============  ============  =============
 Interest Expense           $      5,252    $       -     $      3,792  $     23,598  $        -
                            ============    ============  ============  ============  =============
 Other Income               $     21,320    $       -     $       -     $       -     $        -
                            ============    ============  ============  ============  =============
 Total Assets               $    117,275    $   (111,645) $    468,716  $  2,181,211  $    (57,615)
                            ============    ============  ============  ============  =============
 Goodwill                   $      2,000                  $    110,182
                            ============    ============  ============  ============  =============
 Depreciation and
   Amortization             $     55,209                  $     29,471  $    111,793  $      2,534
                            ============    ============  ============  ============  =============



                     PRIME COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.     UNAUDITED FINANCIALS
        --------------------

               Q1 -2002     Q2-2002     Q3-2002     Q4-2002     Q1-2003     Q2-2003     Q3-2003       Q4-2003
              ---------    ---------   ---------   ---------   ---------   ---------   ---------   -----------
Net Sales     $  73,349    $  72,626   $  96,207   $  42,435   $  84,252   $  99,103   $  80,032   $    91,641
              =========    =========   =========   =========   =========   =========   =========   ===========
Gross Profit  $   1,088    $  64,787   $  70,931   $  31,529   $  32,149   $  70,730   $  61,099   $   (22,707)
              =========    =========   =========   =========   =========   =========   =========   ===========
Income(loss)before extraordinary
  Items       $(187,698)   $(193,146)  $(240,621)  $(151,833)  $(369,797)  $(171,151)  $(263,817)  $  (973,027)
              =========    =========   =========   =========   =========   =========   =========   ===========
EPS before extraordinary
  items       $   (0.01)   $   (0.01)  $   (0.01)  $   (0.01)  $   (0.01)  $   (0.01)  $   (0.01)  $     (0.03)
              =========    =========   =========   =========   =========   =========   =========   ===========
Net Income    $(187,698)   $(193,146)  $(240,621)  $(151,833)  $(369,797)  $(171,151)  $(263,817)  $(1,020,360)
              =========    =========   =========   =========   =========   =========   =========   ===========
EPS               (0.01)   $   (0.01)  $   (0.01)  $   (0.01)  $   (0.01)  $   (0.01)  $   (0.01)  $     (0.03)
              =========    =========   =========   =========   =========   =========   =========   ===========



17.     DISCONTINUED OPERATIONS:
        ------------------------

The Company had a net loss from discontinued operations of $148,723, consisting of operating losses of $148,723 related to its Roanoke, Virginia operation, which was a separate broadband segment, operating under the Bright- Bridge subsidiary, which was discontinued last year in July, 2003.

Management does not anticipate a future financial impact from the discontinued Virginia operation, other than what has been disclosed in this document.



18.     SUBSEQUENT EVENTS:
        ------------------

In February 2004 the Company proceeded with the Financial Advisory Agreement for Investment Banking Services that it entered into in October 2003 with Grant Bettingen Investment Banking ("GBI"). A plan is currently being developed for the Company to implement a "roll up" of wireless internet service providers, with the assistance and funding resources of GBI.

In March 2004 the Company acquired Bitsstar Networks, a small technology consulting firm with extensive experience in the cable TV industry for 350,000 shares of its common stock.

On March 24, 2004 the Company entered into an Agreement to acquire a $3 million investment in the Cross Capital Fund, an Exchange Mutual Fund. This transaction will immediately and dramatically improve the balance sheet and shareholders' equity.

On March 31, 2004, the Company entered into a binding letter of intent to sell its Pennsylvania customer base and the related radio equipment servicing those Customers. Closing of this transaction is anticipated to occur on or about May 1, 2004.

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


Date:      /   /

                                    --------------------------
                                    Shareholder

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Prime Companies, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norbert J. Lima, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Norbert J. Lima
---------------------
Norbert J. Lima
Chief Executive Officer
April 14, 2004

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Prime Companies, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen Goodman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Stephen Goodman
----------------------
Stephen Goodman
Chief Financial Officer
April 14, 2004