Form 10QSB
period 2004-03-31
PRIME COMPANIES INC
filed 2004-05-20
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB
                            (Filed on May 20, 2004)


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                                 --------------

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 333-75932
                                                ---------

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

As of March 31, 2004, 38,068,918 shares of Common Stock, $.0001 par value, were outstanding.

                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------

PART  I.    FINANCIAL  INFORMATION

     Item 1.    Financial  Statements:
          Condensed  Consolidated  Balance  Sheet
          as  of  March 31, 2004                                             3

          Condensed  Consolidated  Statements  of  Operations  for  the
          Three Months  ended  March 31, 2004  and  2003                     4

          Condensed  Consolidated  Statements  of  Cash  Flows  for  the
          Three  Months  ended  March 31,  2004  and  2003                   5

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

PART  I. FINANCIAL  INFORMATION

Item  1. Financial  Statements (unaudited)
         ---------------------------------































Condensed Consolidated Balance Sheet
Prime Companies, Inc. and Subsidiaries

ASSETS                                                                             31-Mar-04
                                                                                  (unaudited)
Current Assets
          Cash                                                                    $      -
          Accounts receivable, net of allowance of $522                                24,480
          Inventory                                                                    59,817
          Deposits                                                                     12,736
          Prepaid expenses and other current assets                                     2,062
                                                                                  -----------
                    Total current assets                                               99,095
                                                                                  -----------

Property and equipment, net of accumulated depreciation of $621,720
                    and accumulated equipment writedown of $479,046                   347,599
Licenses, net of accumulated amortization of $224,027                                 247,608
Goodwill, net of accumulated amortization of $169,989                                  32,346
                                                                                  -----------
TOTAL ASSETS                                                                      $   726,648
                                                                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
          Accounts payable                                                            319,206
          Current maturities of note payable, Rural Utilities Service               2,063,217
          Accrued payroll liabilities                                                 311,763
          Notes payable, related parties, net of debt discount                        200,527
          Due to officers                                                             159,802
          Accrued expenses and other current liabilities                              143,269
          Current maturities of long term debt                                          7,560
          Current maturities of capital lease obligations                              15,154
          Deferred revenues                                                             4,714
                                                                                  -----------
                     Total current liabilities                                      3,225,212
                                                                                  -----------
Long Term Liabilities
          Long term debt, net of current maturities                                     4,267
                                                                                  -----------
                     Total long term liabilities                                        4,267
                                                                                  -----------

Stockholders' Equity
          Preferred Stock $.0001 par value, 50,000,000 shares authorized
                 Series 'A' - 8,250 issued and outstanding                                  1
                 Series 'C' - 3,000,000 issued and outstanding                            300
          Common Stock, $.0001 par value, 100,000,000 shares authorized
                 38,068,918 issued and outstanding                                      3,807
          Additional paid-in capital                                               10,658,302
          Receivable from issuance of preferred shares                             (3,000,000)
          Accumulated deficit                                                     (10,165,241)
                                                                                  -----------
                      Total Stockholders' Equity                                   (2,502,831)
                                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $   726,648
                                                                                  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.
















Condensed Consolidated Statements of Operations
Prime Companies, Inc. and Subsidiaries


                                                              Three months    Three months
                                                              ------------    ------------
                                                                  ended           ended
                                                                31-Mar-04       31-Mar-03
                                                              ------------    ------------
                                                               (unaudited)     (unaudited)
Sales Revenues                                                $     77,696          84,192

Cost of sales                                                       21,156          46,397
                                                              ------------    ------------

Gross profit                                                        56,540          37,795

Selling, general & administrative expenses                         321,821         331,812
                                                              ------------    ------------
Loss from continuing operations                                   (265,281)       (294,017)

Other income (expense):
     Interest income                                                   207             220
     Interest expense                                              (32,218)        (19,006)
                                                              ------------    ------------
Net loss before taxes                                             (297,292)       (312,803)
     Provision for taxes                                              -               -
                                                              ------------    ------------
Net loss from continuing operations                               (297,292)       (312,803)
     Loss from discontinued operations:
               Depreciation                                         (1,797)         (1,974)
               Operating expenses                                     (196)        (55,020)
                                                              ------------    ------------
Net loss                                                          (299,285)       (369,797)
                                                              ============    ============

Basic & diluted per share information:
                                                              ------------    ------------
     Net loss per share from continuing operations            $      (0.01)    $     (0.01)
     Net loss per share from discontinued operations                  -               -
                                                              ============    ============

Weighted Average Shares, basic and diluted                      37,051,084      32,274,384
                                                              ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.





















































Condensed Consolidated Statements of Cash Flows
Prime Companies, Inc. and Subsidiaries

                                                                                         Three               Three
                                                                                      months ended        months ended
                                                                                       31 Mar-04            31-Mar-03
                                                                                      -----------         -----------
                                                                                      (unaudited)          (unaudited)
Cash Flows from Operating Activities
         Net loss from continuing operations                                          $  (297,292)        $  (369,797)
         Loss from discontinued operations                                                 (1,993)               -
                                                                                      -----------         -----------
              Net loss                                                                   (299,285)           (369,797)
         Adjustments to reconcile net loss to net cash
            used in operating activities
                Non cash discount on stock issuance                                        70,795                -
                Depreciation of property and equipment                                     50,207              45,245
                Amortization of licenses and goodwill                                      11,791              11,791
            Changes in operating assets and liabilities:
                Accounts payable                                                          (23,280)             89,916
                Accounts receivable                                                        (2,830)             (3,467)
                Inventory                                                                    (768)             11,133
                Due to officers                                                            67,118                -
                Accrued interest on long term debt                                         37,952                -
                Accrued payroll and other current liabilities                              25,940              48,600
                Prepaid expenses and deposits                                              20,873              (3,452)
                Deferred revenues                                                            -                 (1,056)
                                                                                      -----------         -----------
                              Net cash used in operating activities                       (41,487)           (171,087)
                                                                                      -----------         -----------

Cash Flows from Investing Activities
          Purchases of property and equipment                                              (5,350)           (231,134)
          Proceeds from sale of shares in subsidiary                                         -                   -
                                                                                      -----------         -----------
                              Net cash provided by (used in) investing activities          (5,350)           (231,134)
                                                                                      -----------         -----------

Cash Flows from Financing Activities
         Proceeds from sale of common stock                                               108,595                -
         Non cash discount on stock issuance                                              (70,795)               -
         Proceeds from related party short term debt                                        6,000                -
         Debt discount from note payable                                                    4,640                -
         Change in short term portion of capital lease obligations                         (1,080)               -
         Proceeds from note payable                                                          (523)            447,685
         Repayments of notes payable                                                         -                (35,318)
         Repayments on long term debt and capital lease obligations                          -                (18,138)
                                                                                      -----------         -----------
                              Net Cash provided by financing activities                    46,837             394,229
                                                                                      -----------         -----------

NET INCREASE (DECREASE) IN CASH                                                              -                 (7,992)

CASH, beginning of period                                                             $      -            $   442,434
                                                                                      -----------         -----------

CASH, end of period                                                                   $      -            $   434,442
                                                                                      ===========         ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash payments for:
          Interest                                                                    $      -            $      -
          Income Taxes                                                                $      -            $      -
                                                                                      ===========         ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
     Receivable from issuance of preferred stock                                      $ 3,000,000         $      -
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

                     Prime Companies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
       ----------------------------------------------

The condensed consolidated balance sheet as of March 31, 2004, the related Condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary
to   present  fairly  the  financial  position  of   Prime Companies,  Inc.  and
subsidiaries as of March 31, 2004, the results of their operations for the three months ended March 31, 2004 and 2003, and their cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

As shown in the accompanying financial statements, the Company has reported significant net losses for the year ended December 31, 2003 and the three months ended March 31, 2004 of $1,825,125 and $299,285, respectively, and has a net accumulated deficit of $10,165,241 as of March 31, 2004. In addition, the Company has defaulted on monthly repayments of its loan from the Rural Utilities Service (refer to note 2). The funding we had anticipated receiving from Mercatus and Partners, Ltd. last year and Finanzinvest, Ltd. early this year has not occurred. However, in March 2004, the Company recorded an equity receivable from Cross Capital Fund, LLC ("Cross Capital Fund") in the amount of $3,000,000, in the form of a membership interest in the Cross Capital Fund equal to such value. The Company issued 3,000,000 shares of Series C preferred stock to the Cross Capital Fund convertible at $0.023 per share. The Company expects to receive monthly distributions of capital gain and capital return as well as other benefits from the investment. Management believes its recently established relationship with Cross capital will this year provide the company with the liquidity and wherewithal to pay its overdue obligations, and to implement the "roll up" of wireless internet service providers that we disclosed in the 'subsequent events' section of our 2003 annual report on SEC Form 10KSB.

The Company's ability to continue as a going concern is dependent on receiving the Cross Capital, or alternate financing, as referred to above and/or obtaining additional financing to fund current operations and, ultimately, generating sufficient revenues to obtain and sustain profitable operations. No assurance can be given that the Company will be successful in its financing efforts. The financial statements do not include any adjustments relating to the recoverability and classifications of reported asset amounts or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.


Recent Accounting Pronouncements:  None.


Stock Options and Warrants:

The Company has adopted only the disclosure provisions of SFAS No. 148 and 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the three months ended March 31, 2004 and 2003:

                                                       2004           2003
                                                    -----------    -----------

         Net loss as reported                        $(299,285)     $(369,797)
         Pro forma expense                              (3,199)         ( - )
                                                    -----------    -----------

         Pro forma net loss                          $(302,484)     $(369,797)
                                                    ===========    ===========
         Basic and diluted loss per common share:
             As reported                            $     (0.01)   $     (0.01)
             Pro forma                              $     (0.01)   $     (0.01)


The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2004: risk-free interest rate of 5.5% dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 100% and a weighted average expected life of the option of 5 years. There were 1,971,428 options and warrants granted during the three months ended March 31, 2004.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the stock options and warrants.

2.       NOTE PAYABLE, RURAL UTILITIES SERVICE:
         -------------------------------------

The Note Payable, Rural Utilities Service ("RUS") relates to advances received on the $5,012,000 broadband loan agreement with the US Department of Agriculture's Rural Utilities Service. Advances on the loan, which may only be made once every 30 days, expire on April 1, 2005, and the maturity date for repayment  of all  outstanding  principal  and interest  is  April 1, 2012.  The interest rate for each advance is fixed at the time of disbursement and is equal to the average market yield on outstanding marketable Treasury securities due April 1, 2012, and averaged 4.26% at March 31, 2004. Monthly payments are required to repay the principal and interest no later than the maturity date. The interest expense on this loan for the three ended March 31, 2004 totaled $19,838.

LMDS is currently in default on payment of the monthly repayments for May 2003 through March 2004 of approximately $255,256 of principal and interest. In addition, based on an audit of the LMDS expenditures by the RUS, the Company has been notified that certain equipment purchased from Nacc-tel at fair value of approximately $800,000 will not be allowed as approved expenses under the terms of the loan agreement. The Company intends to rectify these defaults when it receives the initial tranches of the funding as referred to above.

Management is attempting to obtain alternative financing to repay this amount. However, if the alternative financing is not forthcoming, there could be significant negative impact on the company's ability to continue as a going concern.

The proceeds of this loan may only be used to finance the costs of furnishing or improving broadband services in rural areas in Pennsylvania and New York.

The loan is secured by all of the assets of LMDS Communications, Inc., and is evidenced by a Mortgage Security Agreement and Financing Statement and UCC-1 filing in favor of the United States of America. At March 31, 2004, the LMDS assets, which comprised Broadband equipment, LMDS licenses, cash and accounts receivable, totaled approximately $2,416,000, before deducting accumulated depreciation and amortization of approximately $1,072,000 on the equipment and licenses.

All of the $2,063,217 principal due to the RUS has been classified as current because the Company is in default for non-payment of principal and interest since May 2003.

3.     NOTES PAYABLE, RELATED PARTIES
       ------------------------------

Notes payable, related parties are unsecured with interest payable monthly at 10% per annum. Principal payments in the amount of $6,000 are due May 27, 2004 and the balance of $208,759 principal owed is due January 1, 2005. To obtain the financing 786,345 shares of common stock were issued on September 30, 2003 at a market price of $0.03 per share, resulting in a debt discount of $23,590. The debt discount is amortized over the period of the note, using the straight line method; $14,232 debt discount remains to be amortized this year.

In February 2004 the Company issued two short term notes totaling $6,000 for cash advances by related parties. This financing included the issuance of 171,428 five year options to acquire common shares at $0.035 per share.


4.     EQUITY TRANSACTIONS
       -------------------

In January 2004, the Company sold 1,800,000 common shares in a private placement to related parties for $18,000. Because the amount received was less than the fair market value of the stock issued, the Company recorded an expense in the amount of $50,995 to account for the difference. This financing included the issuance of 1,800,000 five year warrants to acquire common shares at $0.025 per share.

In February 2004 the Company sold 1,131,429 common shares in a private placement to related parties for $19,800. Because the amount received was less than the fair market value of the stock issued, the Company recorded an expense in the amount of $19,800 to account for the difference.

The Company, in March 2004 issued 3,000,000 shares of preferred stock to Cross Capital, a fund consisting of other investments, principally convertible into shares of publicly held companies. The preferred shares were issued at a stated value of $3,000,000, and each share is convertible into 43.4783 common shares at the conversion price of $.023 per share. The fund plans to liquidate its security holdings and provide cash distributions to each of the investors. Because the distributions from the fund are not reasonably assured, the fund investment is classified as a contra equity account in the accompanying balance sheet, in a manner similar to stock subscription receivable accounting. This receivable will be reduced as the cash distributions are realized. This financing included the issuance of a two year warrant to purchase 21,739,130 shares of common stock at $0.0276 per share.

The fund plans to liquidate its security holdings and provide cash distributions to each of the investors. Because the distributions from the fund are not reasonably assured, the fund investment is classified as a contra equity account in the accompanying balance sheet, in a manner similar to stock subscription receivable accounting.


5.     DISCONTINUED OPERATIONS
       -----------------------

As previously reported in our 2003 annual report, on August 5, 2003 the Company entered into an amicable agreement to terminate the Bright-Bridge venture with the Virginia Tech Foundation.

Accordingly, the results of operations of Bright Bridge for the three months ended March 31, 2004 and 2003 have been disclosed as discontinued operations. The current expenses incurred by Bright Bridge were primarily the non-cash application of depreciation to the radio frequency equipment that we recovered from our Virginia operation.


6.     SUBSEQUENT EVENTS
       -----------------

On May 6, 2004 the Company entered into a binding letter of intent to acquire Sun Country Cable TV, which provides video service to residents in the Groveland Community of Tuolumne County, California, which includes the gated community of Pine Mountain Lake. Closing is anticipated to occur in the third quarter, 2004.

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

Critical Accounting Policies and Estimates
------------------------------------------

There were no changes to the significant accounting policies adopted by the Company as reported in the Company's annual report on Form 10-KSB for the year ended December 31, 2003. There are no other critical accounting policies, other than those noted in note 1 to the financial statements included in Form 10KSB for the year ended December 31, 2003.

The critical accounting estimates made by the Company relate to the estimated useful lives of the property and equipment and licenses, over which these assets are depreciated and amortized. There have been no changes to these estimates during the current quarterly period.



Results  of  Operations
-----------------------

Results of operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003

                                                                                                        Discontinued  Discontinued
                     Prime       Prime     NACC-Tel   NACC-Tel     LMDS     LMDS     Prepaid   Prepaid  Bright-Bridge Bright-Bridge
                   3/31/2004   3/31/2003  3/31/2004  3/31/2003  3/31/2004 3/31/2003  3/31/04   3/31/03    3/31/2004     3/31/2003
                  ----------  ----------  ---------  ---------  --------- ---------  -------- --------- ------------ -------------
Revenue           $     -     $     -     $  65,058  $ 64,291  $  10,332 $   13,595 $   1,919 $   6,106 $       387   $         60
Gross Margin            -           -            90%       47%        nm         16%       92%       92%         nm             nm
SG&A              $  128,754  $  131,990  $  76,868  $ 76,866  $ 112,536 $  118,981 $   3,662 $   3,975 $     1,993   $     51,348
Interest income   $     -     $     -     $     203  $     55  $       4 $      164 $    -    $    -    $      -      $       -
Interest expense  $   10,920  $      592  $   1,461  $     95  $  19,837 $   18,319 $    -    $    -    $      -      $       -
Other Income      $     -     $     -     $    -     $   -     $     -   $    -     $    -    $    -    $      -      $       -
Total assets      $3,208,181  $  119,628  $ 308,860  $840,194  $1,343,759$2,082,324 $(116,606)$(110,735)$  (225,199)  $    114,609
Goodwill          $    2,000  $    2,000  $  30,346  $110,182  $     -   $     -    $    -    $    -    $       -     $       -
Depre & Amort     $    2,878  $    6,337  $   5,077  $  4,684  $  52,246 $   44,041 $    -    $    -    $     1,797   $      1,974
Net Income (Loss) $ (139,674) $ (132,581) $ (19,697) $(46,973) $(136,419)$ (134,864)$  (1,889)$  (1,615)$    (1,606)  $    (56,994)


The discussion of consolidated results from operations below relates to continuing operations only.

During the three month period ended March 31, 2004 total consolidated sales revenue decreased to $77,309 from $84,192 for the corresponding period of the prior year. The decrease is due to the curtailment of marketing efforts to our potential prepaid dialtone customers, and the cessation of efforts to bring on additional broadband customers in Pennsylvania. Our marketing efforts have been focused on generating continued growth to our wireless broadband customer base at Lake Wildwood in Penn Valley, California, and we are beginning to market to our second Northern California upscale gated community, Lake of the Pines, near Auburn, California. Historically, the company, through its subsidiary NACC-Tel, Corp. generates substantial revenues from the sale of goods and services to the different California School Districts. This sector continues to suffer from the current California budgetary restraints.

The consolidated gross margin as a percent of revenues increased to 73% for the three month period ended March 31, 2004 from 45% in the corresponding period of the prior year. The consolidated gross margin increased because we were able to utilize inventory that we had acquired at advantageous pricing to satisfy many of the interconnect requirements of our customers. Additionally, as we add customers to our wireless broadband network, we anticipate our gross margin to continue to increase, as the infrastructure costs are already being expensed.

The consolidated selling, general and administrative expenses ("SG&A") for the three month period ended March 31, 2004 decreased to $323,814 from $331,812 for the corresponding period of the prior year. The decrease is attributed to our current policy of keeping very tight control over all operating expenses, and deferring obligating the Company to any discretionary expenses until we receive the funding referred to elsewhere in this report. It includes a non cash charge of $70,795 related to the issuance of shares in private placements to related parties during the quarter.

Consolidated interest expense for the three month period ended March 31,2004 increased to $32,218 from $19,006 for the corresponding period of the prior year. The increase is attributable to the interest on the Rural Utilities Service note payable.

Consolidated interest income for the three month period ended March 31, 2004 remained level at $207 compared with $220 for the corresponding period of the prior year.

During the three month period ended March 31, 2004, NACC-Tel sales revenue increased to $65,058 from $64,244 for the corresponding period of the prior year. The moderate increase in revenue is attributed to our marketing efforts being focused on generating continued growth to our wireless broadband customer base at Lake Wildwood in Penn Valley, California, and we are beginning to market to our second Northern California upscale gated community, Lake of the Pines, near Auburn, California. Historically, NACC-Tel, Corp. generates substantial revenues from the sale of goods and services to the different California School Districts. This sector continues to suffer from the current California budgetary restraints.

The NACC-Tel gross margin as a percent of revenues increased to 90% for the three month period ended March 31, 2004 from 47% in the corresponding period of the prior period. The increase in the gross margin is because we were able to utilize inventory, that we had acquired at advantageous pricing, to satisfy many of the interconnect requirements of our customers, and also because we did not need to increase our overhead nor direct labor to accommodate the higher level of sales this year.

NACC-Tel's SG&A expenses for the three month period  ended   March 31,  2004 was
stable at $76,868 compared to $76,866 for the corresponding period of the prior year.

During the three month period ended March 31, 2004, sales revenue from LMDS Communications decreased to $10,332 from $13,595 for the corresponding period of the prior year. The decrease in revenue is attributed to the fact that we curtailed all marketing efforts to add customers to our Pennsylvania wireless network. We are very disappointed with the results we have achieved in this market, and in March we entered into a binding letter of intent to sell our Pennsylvania customer base and the wireless infrastructure currently being used
by those customers.   This  transaction is scheduled to close by May 26, 2004.

LMDS' gross margin as a percent of revenues was negative for the three month period ended March 31, 2004 as compared to 16% for the corresponding period of the prior year. The deterioration in the gross margin is due to the fact that we curtailed all marketing efforts in the Pennsylvania market, after we decided to focus our efforts on the California wireless network, that is steadily adding customers each week.

LMDS' SG&A expenses for the three month period ended March 31, 2004 decreased to $112,536 compared to $118,981 for the corresponding period of the prior year. This decrease is due primarily to decreased administrative engineering expenses related to our fixed wireless broadband business in Pennsylvania.

During the three month period ended March 31, 2004, sales revenue for Prepaid Tel.com decreased to $1,919 from $6,106 for the corresponding period of the prior year. The decrease in revenue is attributed to additional competition coming into the California marketplace for prepaid residential dialtone customers, coupled with a curtailment in the Company's marketing effort in this sector of its business, as management has been focusing on the fixed wireless broadband sector of its business.

Prepaid's gross margin as a percent of revenues remained stable at 92% for the three month periods ended March 31, 2004 and 2003.

Prepaid's SG&A expenses for the three month period ended March 31, 2004 decreased to $3,662 from $3,975 for the corresponding period of the prior year. The decrease is attributed to our reduction of administrative staff.

Income taxes for the three month periods ending March 31, 2004 and 2003 were $0.


Liquidity  and  Capital  Resources
----------------------------------

At March 31, 2004 the Company had cash of $-0- and negative working capital of $3,126,117. The cash position was the same at the end of the quarter as it was at the end of last year.

Cash used in operations for the three months ended March 31, 2004 was $41,487 compared to cash used in operations of $171,087 for the corresponding period of the prior year.

Cash used in investing activities for the three months ended March 31, 2004 was $5,350 compared to cash used in investing activities of $231,134 for the corresponding period of the prior year. The cash invested was for the site improvements required to expand our fixed wireless broadband network in Northern California, in order to provide wireless coverage to customers who have signed agreements for our services.

Funds provided by financing activities for the three months ended March 31, 2004 was $46,837 compared to $394,229 cash provided in the corresponding period of 2003. The cash provided in the recent quarter was the sale of common shares to, and short term notes from, related parties.

The Company's ability to fully develop its fixed wireless broadband service business is dependent upon its ability to obtain additional financing for the infrastructure equipment and working capital to develop the market opportunities. Management believes the actions taken to secure equity financing will be sufficient to sustain operations for at least the next twelve months, as well as enable us to implement a "roll up" of wireless internet service providers.

                  Item 3. Controls and Procedures
                          -----------------------

The Company's management, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of March 31, 2004. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls and procedures subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II.   OTHER INFORMATION

Item  1.    Legal  Proceedings
            ------------------

See the Company's annual report on Form 10KSB for the year ended December 31, 2003.


Item  2.    Changes  in  Securities  and  Use  of  Proceeds
            -----------------------------------------------

In January 2004, 1,800,000 shares of the Company's common stock were issued in a private placement to related parties in the amount $18,000. The proceeds were used for working capital.

In February 2004, 1,131,429 shares of the Company's common stock were issued in a private placement to related parties in the amount $19,800. The proceeds were used for working capital.

In March 2004, 3,000,000 shares of the Company's Class 'C' Preferred stock were issued for a $3,000,000 investment in the Cross Capital Fund, LLC.


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

                                                     PRIME  COMPANIES,  INC.
                                                     -----------------------
                                                     (Registrant)


Date:     May 20, 2004                          By:  /S/Norbert  J.  Lima
                                                        ----------------------
                                                     Norbert  J.  Lima
                                                     Chief  Executive  Officer


Date:     May 20, 2004                          By:  /S/Stephen  Goodman
                                                     ------------------------
                                                     Stephen  Goodman
                                                     Chief  Financial  Officer

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

In connection with the Quarterly Report of Prime Companies, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norbert
J. Lima, Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the "Exchange Act"), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, that:

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




/S/ Norbert J. Lima
-------------------
Norbert J. Lima,
Chief Executive Officer
May 20, 2004


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

In connection with the Quarterly Report of Prime Companies, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen Goodman, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the "Exchange Act"), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003, that:

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



/S/ Stephen Goodman
-------------------
Stephen Goodman
Chief Financial Officer
May 20, 2004


                                                                    Exhibit 32.1


                                      CERTIFICATION PURSUANT TO
                                        18 U.S.C. SECTION 1350,
                                        AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Prime Companies, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norbert
J. Lima, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/S/ Norbert J. Lima
-------------------
Norbert J. Lima,
Chief Executive Officer
May 20, 2004


                                                                    Exhibit 32.2


                                      CERTIFICATION PURSUANT TO
                                        18 U.S.C. SECTION 1350,
                                        AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Prime Companies, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen Goodman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/S/ Stephen Goodman
-------------------
Stephen Goodman,
Chief Financial Officer
May 20, 2004