Form 10KSB/A
period 2003-12-31
PRIME COMPANIES INC
filed 2004-07-02
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A


                            (Filed on July 1, 2004)



(  X  )  ANNUAL  REPORT  UNDER  SECTION  13  OR 15(d) OF THE SECURITIES EXCHANGE
         ACT  OF  1934

         FOR  THE  FISCAL   YEAR  ENDED   DECEMBER   31,  2003

                           Commission File No. 333-75932

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










































                              PRIME COMPANIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                                           ---------------------------------------
                                                                      2003                2002
                                                           ------------------  -------------------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss from continuing operations                    $      (1,676,402)  $        (772,649)
    Loss from discontinued operations                               (148,723)               --
        Net loss                                                  (1,825,125)           (772,649)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
     Write off of equipment                                          479,046                --
     Depreciation of property and equipment                          205,975             151,845
     Amortization of licenses and goodwill                           127,000              47,163
     Preferred stock issued for services                               1,750              65,000
     Conversion of long term debt to accounts payable                (55,185)               --
     Net gain from sale of interest in subsidiary                       --               (78,372)
     Common stock issued for services                                   --                13,300
    Changes in operating assets and liabilities:
     Accrued payroll and other current liabilities                   245,471            (113,923)
     Accounts payable                                                 98,266            (431,002)
     Due to officers                                                  92,684                --
     Inventory                                                        37,543              (7,851)
     Prepaid expenses and deposits                                    16,054               7,263
     Accounts receivable                                              (6,163)             16,049
     Deferred revenues                                                (2,065)             (2,464)
                                                           ------------------  -----------------
         Net cash used in operating activities                      (584,749)         (1,105,641)
                                                           ------------------  -----------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                            (473,946)           (291,934)
     Proceeds from sale of subsidiary                                   --                81,000
     Proceeds from sale of shares in subsidiary to related parties      --                30,000
     Purchase of shares in subsidiary from related parties              --               (32,628)
                                                           -----------------   -----------------
         Net cash used in investing activities                      (473,946)           (213,562)
                                                           ------------------  -----------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from note payable                                      443,882           1,700,990
     Short term notes and other liabilities converted
                                    to long term debt                193,690                --
     Proceeds from long term debt                                       --               120,948
     Proceeds from sale of common stock                               54,795               5,000
     Change in short term portion of capital lease obligations        (1,906)               --
     Repayments on long-term debt                                    (23,396)            (32,351)
     Repayments on notes payable                                     (50,804)            (34,653)
                                                           ------------------  -----------------
         Net cash provided by financing activities                   616,261           1,759,934
                                                           -----------------   -----------------

NET INCREASE (DECREASE) IN CASH                                     (442,434)            440,731
CASH, beginning of year                                              442,434               1,702
                                                           -----------------   -----------------
CASH, end of year                                          $            -0-    $         442,433
                                                           =================   =================
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash payments for:
         Interest                                          $          27,729   $          31,133
                                                           =================   =================
         Income taxes                                      $            --     $            --
                                                           =================   =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
    TRANSACTIONS:

     Issuance of preferred stock for services              $           1,750   $          65,000
                                                           =================   =================
     Issuance of common stock in exchange for services     $            --     $          13,300
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