Form 10QSB
period 2004-06-30
PRIME COMPANIES INC
filed 2004-10-04
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB
                            (Filed on October 4, 2004)


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                                 --------------

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

As of June 30, 2003, 38,718,918 shares of Common Stock, $.0001 par value, were outstanding.

                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------

PART  I.    FINANCIAL  INFORMATION

     Item 1.    Financial  Statements (unaudited):
          Condensed  Consolidated  Balance  Sheet
          as  of  June 30, 2004                                              3

          Condensed  Consolidated  Statements  of  Operations  for  the
          Three and Six Months  ended  June 30, 2004  and  2003              4

          Condensed  Consolidated  Statements  of  Cash  Flows  for  the
          Six Months ended  June 30, 2004 and 2003                           5

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
































Condensed Consolidated Balance Sheet
Prime Companies, Inc. and Subsidiaries

ASSETS                                                                             30-Jun-04
                                                                                  (unaudited)
Current Assets
          Cash                                                                    $      -
          Accounts receivable, net of allowance of $522                                19,689
          Inventory                                                                    54,939
          Deposits                                                                      8,312
          Prepaid expenses and other current assets                                       260
                                                                                  -----------
                    Total current assets                                               83,200
                                                                                  -----------

Property and equipment, net of accumulated depreciation of $671,894
                    and accumulated equipment writedown of $479,046                   297,426
Licenses, net of accumulated amortization of $235,818                                 235,817
Goodwill, net of accumulated amortization of $169,989                                  32,346
                                                                                  -----------
TOTAL ASSETS                                                                      $   648,789
                                                                                  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
          Accounts payable                                                            339,516
          Current maturities of note payable, Rural Utilities Service               2,063,217
          Accrued payroll liabilities                                                 322,919
          Notes payable, related parties, net of debt discount                        205,167
          Due to officers                                                             217,788
          Due to stockholder                                                           12,885
          Notes payable                                                                20,600
          Accrued expenses and other current liabilities                              149,377
          Current maturities of long term debt                                          7,560
          Current maturities of capital lease obligations                              14,063
          Deferred revenues                                                             3,841
                                                                                  -----------
                     Total current liabilities                                      3,356,933
                                                                                  -----------
Long Term Liabilities
          Long term debt, net of current maturities                                     4,267
                                                                                  -----------
                     Total long term liabilities                                        4,267
                                                                                  -----------

Stockholders' Deficit
          Preferred Stock $.0001 par value, 50,000,000 shares authorized
                 Series 'A' - 8,250 issued and outstanding                                  1
                 Series 'C' - 3,000,000 issued and outstanding                            300
          Common Stock, $.0001 par value, 500,000,000 shares authorized
                 38,718,918 issued and outstanding                                      3,872
          Additional paid-in capital                                               10,677,737
          Receivable from issuance of preferred shares                             (3,010,000)
          Accumulated deficit                                                     (10,384,321)
                                                                                  -----------
                      Total Stockholders' Deficit                                  (2,712,411)
                                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $   648,789
                                                                                  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.
















Condensed Consolidated Statements of Operations
Prime Companies, Inc. and Subsidiaries


                                                              Three months    Three months     Six months      Six months
                                                              ------------    ------------    ------------    ------------
                                                                 ended           ended           ended           ended
                                                               30-Jun-04       30-Jun-03       30-Jun-04       30-June-03
                                                              ------------    ------------    ------------    ------------
                                                              (unaudited)     (unaudited)     (unaudited)      (unaudited)
Sales revenues                                                $     65,505    $     68,887    $    132,482    $    153,079

Cost of sales                                                       31,774          15,243          38,550          51,640
                                                              ------------    ------------    ------------    ------------

Gross profit                                                        33,731          53,644          93,932         101,439

Selling, general & administrative expenses                         144,068          39,880         353,352         371,692
                                                              ------------    ------------    ------------    ------------

Income (loss) from continuing operations                          (110,337)         13,764        (259,420)       (270,253)

Other income (expense):
     Interest income                                                   162               5             365             209
     Interest expense                                              (12,430)         (1,774)        (24,810)         (2,461)
     Other income, net                                                 304            -                304            -
                                                              ------------    ------------    ------------    ------------

Net income (loss) before taxes                                    (122,301)         11,995        (283,561)       (272,505)
     Provision for taxes                                              -               -               -               -
                                                              ------------    ------------    ------------    ------------
Net income (loss) from continuing operations                      (122,301)         11,995        (283,561)       (272,505)
     Loss from discontinued operations:                            (96,780)       (183,146)       (234,805)       (268,443)
                                                              ------------    ------------    ------------    ------------
Net loss                                                          (219,081)       (171,151)       (518,366)       (540,948)
                                                              ============    ============    ============    ============

Basic & diluted per share information:

     Net income (loss) per share from continuing operations   $     (0.003)   $     (0.000)   $     (0.007)   $     (0.008)
     Net loss per share from discontinued operations          $     (0.002)   $     (0.005)   $     (0.006)   $     (0.008)
                                                              ============    ============    ============    ============

Weighted Average Shares, basic and diluted                      38,676,061      32,274,384      37,863,572      32,274,384
                                                              ============    ============    ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.




















































Condensed Consolidated Statements of Cash Flows
Prime Companies, Inc. and Subsidiaries

                                                                                          Six                 Six
                                                                                      months ended        months ended
                                                                                       30 Jun-04          30-Jun-03
                                                                                      ------------        ------------
                                                                                      (unaudited)          (unaudited)
Cash Flows from Operating Activities
         Net loss from continuing operations                                          $  (283,561)        $  (272,505)
         Loss from discontinued operations                                               (234,805)           (268,443)
                                                                                      -----------         -----------
              Net loss                                                                   (518,366)           (540,948)
         Adjustments to reconcile net loss to net cash
            used in operating activities
                Non cash discount on stock issuance                                        70,795                -
                Depreciation of property and equipment                                    100,381              97,507
                Amortization of licenses and goodwill                                      23,582              23,582
                Common stock issued for services                                           19,500                -
                Preferred stock issued for services                                          -                  1,750
            Changes in operating assets and liabilities:
                Accounts receivable                                                         1,960              (1,561)
                Inventory                                                                   4,111               6,083
                Prepaid expenses and deposits                                              27,099               2,320
                Accounts payable                                                           (2,969)            (91,868)
                Accrued payroll and other current liabilities                              88,343             163,493
                Deferred revenues                                                            (873)             (1,056)
                Due to officers                                                           117,916                -
                Due to stockholder                                                         12,885                -
                                                                                      -----------         -----------
                              Net cash used in operating activities                       (55,636)           (340,698)
                                                                                      -----------         -----------

Cash Flows from Investing Activities
          Purchases of property and equipment                                              (5,350)           (462,539)
          Purchase of shares of Cross Capital Fund                                        (10,000)               -
                                                                                      -----------         -----------
                              Net cash used in investing activities                       (15,350)           (462,539)
                                                                                      -----------         -----------

Cash Flows from Financing Activities
         Proceeds from note payable                                                        20,600             447,685
         Proceeds from sale of common stock                                                37,800                -
         Repayments of notes payable                                                         -                (50,890)
         Repayments on long term debt and capital lease obligations                        (1,080)            (35,992)
         Change in short term portion of capital lease obligations                         (1,614)               -
         Debt discount from note payable                                                    9,280                -
         Proceeds from related party short term debt                                        6,000                -
                                                                                      -----------         -----------
                              Net cash provided by financing activities                    70,986             360,803
                                                                                      -----------         -----------

NET INCREASE (DECREASE) IN CASH                                                              -               <442,434>

CASH, beginning of period                                                             $      -            $   442,434
                                                                                      -----------         -----------

CASH, end of period                                                                   $      -            $      -
                                                                                      ===========         ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING ACTIVITIES

Issuance of common stock in exchange for services                                     $    19,500         $      -
                                                                                      ===========         ===========
Issuance of preferred stock in exchange for services                                  $      -            $     1,750
                                                                                      ===========         ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
     Receivable from issuance of preferred stock                                      $ 3,010,000         $      -
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

                     Prime Companies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
       ----------------------------------------------

The condensed consolidated balance sheet as of June 30, 2004 the related condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Prime Companies, Inc. and subsidiaries as of June 30, 2004, the results of their operations for the three and six months ended June 30, 2004 and 2003, and their cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

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

As  shown  in the accompanying financial statements,  the  Company has  reported
significant net losses for the year ended December 31, 2003 and the six   months
ended June 30, 2004 of $1,825,125 and $518,366, respectively, and has a net accumulated deficit of $10,384,321 as of June 30, 2004. In addition, the Company has defaulted on monthly repayments of its loan from the Rural Utilities Service (refer to note 2). The funding the Company had anticipated receiving from Mercatus and Partners, Ltd. and Finanzinvest, Ltd. earlier this year has not occurred. In March 2004, the Company recorded an equity receivable from Cross Capital Fund, LLC ("Cross Capital Fund") in the amount of $3,000,000, in the form of a membership interest in the Cross Capital Fund equal to such value. The Company agreed to issue 3,000,000 shares of Series C preferred stock to the Cross Capital Fund convertible at $0.023 per share. The Company expected to receive monthly distributions of capital gain and capital return as well as other benefits from the Cross investment. Management believed its relationship with Cross capital would this year provide the Company with the liquidity and wherewithal to pay its overdue obligations, and to implement the "roll up" of wireless internet service providers that it disclosed in the 'subsequent events' section of its 2003 annual report on SEC Form 10KSB. In May 2004 a principal of Cross provided the Company with $20,000 short term financing secured by its Cross investment; half of that amount was used to partially fund Cross' management fees, which increased the investment in Cross by $10,000. Contrary to the intent of the Agreement with Cross, the Company has not received any cash distributions or assistance with compliance from Cross. The Company is currently re-evaluating its relationship with Cross. In June 2004, after, receiving numerous telephone calls from other companies awaiting funding from Mercatus, the Company contacted Mercatus to receive an update on their activities. They indicated that the difficulties they had experienced were in the past, and that they could most likely provide the Company with $5 million funding by the end of August 2004. The Company then entered into a new Loan Agreement with Mercatus for that amount. During the week of September 13, 2004, Mercatus advised the Company that they could provide the Company with an additional $5 million funding. At that time the Company entered into another new Loan Agreement for this additional amount of funds. On September 27 Mercatus reported that it has consummated its transaction, its funding has occurred, and the Company's initial tranche should be received during the first full week of October 2004.

The Company's ability to continue as a going concern is dependent on receiving the Cross Capital, Mercatus, or alternate financing, as referred to above and/or obtaining additional financing to fund current operations and, ultimately, generating sufficient revenues to obtain and sustain profitable operations. No assurance can be given that the Company will be successful in its financing efforts. The financial statements do not include any adjustments relating to the recoverability and classifications of reported asset amounts
or the amounts  and   classifications of liabilities that might result from the
outcome of this uncertainty.


Recent Accounting Pronouncements:  None.


Stock Options and Warrants:

The Company has adopted only the disclosure provisions of SFAS No. 148 and 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the six months ended June 30, 2004 and 2003:

                                                       2004           2003
                                                    -----------    -----------

         Net loss as reported                        $(518,366)     $(540,948)
         Pro forma expense                            (133,950)          ( - )
                                                    -----------    -----------

         Pro forma net loss                          $(652,316)      (540,948)
                                                    ===========    ===========
         Basic and diluted loss per common share:
             As reported                           $     (0.01)   $     (0.01)
             Pro forma                             $     (0.02)   $     (0.02)


The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended June 30, 2004: risk-free interest rate of 5.5% dividend yields of 0%; volatility factors of the expected market price of the Company's common stock
of  100%  and  a weighted  average   expected  life  of  the  option of
5 years. There were 3,197,668 options and warrants granted during the six months ended June 30, 2004. 225,385 options were granted for the Company's 2003 employee option plan at an exercise price of $0.15 per share through December 31, 2006 and they are 100% vested. 276,522 options were granted for the Company's 2004 employee option plan at an exercise price of $0.15 per share through December 31, 2007; they are 50% vested and will 100% vest on January 1, 2005. 200,000 options were granted for the outside directors at an exercise price of $0.15 per share through December 31, 2007; they will vest 50% on December 31, 2004 and 100% on December 31, 2005. 490,000 options were granted to the Company's officers at an exercise price of $0.15 per share through June 21, 2009 and they are 100% vested. 34,333 warrants were granted to an affiliate of Cross Capital at an exercise price of $0.03 per share through May 20, 2005. 171,428 fully vested options were granted to two officers at an exercise price of $0.035 per share through February 27, 2009. 500,000 warrants were granted to an officer and 1,300,000 warrants were granted to a shareholder at an exercise price of $0.025 per share through January 15, 2009.

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

2.       NOTE PAYABLE, RURAL UTILITIES SERVICE:
         -------------------------------------

The Note Payable, Rural Utilities Service ("RUS") relates to advances received on the $5,012,000 broadband loan agreement with the US Department of Agriculture's Rural Utilities Service. Advances on the loan, which may only be made once every 30 days, expire on April 1, 2005, and the maturity date for repayment  of all  outstanding  principal  and interest  is  April 1, 2012.  The interest rate for each advance is fixed at the time of disbursement and is equal to the average market yield on outstanding marketable Treasury securities due April 1, 2012, and averaged 4.26% at June 30, 2004. Monthly payments are required to repay the principal and interest no later than the maturity date. The interest expense on this loan for the six months ended June 30, 2004 totaled $44,718. The proceeds of this loan may only be used to finance the costs of furnishing or improving broadband services in rural areas in Pennsylvania and New York.

LMDS is currently in default on payment of the monthly repayments for May 2003 through June 2004 of approximately $327,000 of principal and interest. In addition, based on an audit of the LMDS expenditures by the RUS, the Company has been notified that certain equipment purchased from Nacc-tel at fair value of approximately $800,000 will not be allowed as approved expenses under the terms of the loan agreement. The Company intends to rectify these defaults when it receives the initial tranches of the funding as referred to above.

Management is attempting to obtain alternative financing to repay this amount. However, if the alternative financing is not forthcoming, there could be significant negative impact on the company's ability to continue as a going concern.

The loan is secured by all of the assets of LMDS Communications, Inc., and is evidenced by a Mortgage Security Agreement and Financing Statement and UCC-1 filing in favor of the United States of America. At June 30, 2004, the LMDS assets, which comprised Broadband equipment, LMDS licenses, cash and accounts receivable, totaled approximately $2,400,000, before deducting accumulated depreciation and amortization of approximately $1,100,000 on the equipment and licenses. Prime guaranteed this loan.

All of the $2,063,217 principal due to the RUS has been classified as current because the Company is in default for non-payment of principal and interest since May 2003.

3.     NOTES PAYABLE, RELATED PARTIES
       ------------------------------

Notes payable, related parties are unsecured with interest payable monthly at 10% per annum. Principal payments in the amount of $6,000 were due May 27, 2004 and the balance of $208,759 principal owed is due January 1, 2005. To obtain the financing 786,345 shares of common stock were issued on September 30, 2003 at a market price of $0.03 per share, resulting in a debt discount of $23,590. The debt discount is amortized over the period of the note, using the straight line method; $9,592 debt discount remains to be amortized this year.

In February 2004 the Company issued two short term notes totaling $6,000 for cash advances by related parties. This financing included the issuance of 171,428 five year options to acquire common shares at $0.035 per share.

4.     NOTES PAYABLE
       -------------

In May 2004 the Company issued a short term note to a principal of Cross Capital Fund, LLC in the amount of $20,600. The Note bears interest at the rate of 8% per annum, and was due September 17, 2004. The note is secured by the Company's interest in Cross Capital Fund LLC, including the Company's right to receive distributions from the Fund. The note has not been paid by the due date because the Company intends to renegotiate the note.


5.     EQUITY TRANSACTIONS
       -------------------

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

In April 2004, the Company issued 650,000 shares of its common stock at a fair market price of $19,500 to a Consultant for services rendered relative to its broadband wireless business and the potential acquisition of a rural cable TV company.

In May the Company paid Cross Capital a management fee in the amount of $10,000, and this payment increased the Company's investment in the Cross Capital Fund by the same amount.


6.     DISCONTINUED OPERATIONS
       -----------------------

As previously reported in our 2003 annual report, on August 5, 2003 the Company entered into an amicable agreement to terminate the Bright-Bridge venture with the Virginia Tech Foundation.

Accordingly, the results of operations of Bright Bridge for the three and six months ended June 30, 2004 and 2003 have been disclosed as discontinued operations. The current expenses incurred by Bright Bridge were primarily the non-cash application of depreciation to the radio frequency equipment that we recovered from our Virginia operation.

In April 2004 the Company entered into a Binding Letter of Intent to sell part of its LMDS Communications customer base and the customer premise equipment at those customers. The transaction closed in June 2004 and the Company , recorded a gain of $25,000 on the sale, and ceased conducting business in Pennsylvania at that time. Accordingly, the results of LMDS for the three and six months ended June 30, 2004 and 2003 have been disclosed as discontinued operations. The current expenses incurred by LMDS were primarily the non-cash application of depreciation on our equipment, amortization of our licenses, interest on our RUS loan, and the allocation of corporate overhead to the LMDS activity.


7.     SUBSEQUENT EVENTS
       -----------------

On July 15, 2004 the Company was informed by the president of Sun Country Cable TV that one of the owners had decided to accept a competing offer contrary to our agreed upon Letter of Intent. The competing offer provided the seller with an all cash transaction. Several days later the Company determined that it was in its best interests not to pursue or enforce its rights under the binding letter of intent executed in May 2004.

In July the Company sold 100,000 shares of its common stock for $2,000.

On August 20, 2004 the Company entered into a Letter of Intent to sell 90% of its interest in its wholly owned Bright-Bridge Communications Networks, Inc. subsidiary. This company had been established to operate the Company's Roanoke, Virginia operations, but operations were terminated last year. A definitive Agreement was executed on September 28, 2004 and the transaction is anticipated to close by the end of 2004. As required by the proposed Agreement, the Company will spin-off to its shareholders the remaining 10% interest in Bright-Bridge.

During the week of September 13, 2004, Mercatus advised the Company that it could provide the Company with an additional $5 million funding. At that time the Company entered into another new Loan Agreement for this additional amount of funds. Now, as this document is being written, Mercatus reports that it has closed its transaction, it expects its funding to occur during the week of September 27, 2004, and the Company's initial tranche should be received during the first full week of October 2004.

In September 2004 an officer and director of the Company purchased 714,285 shares of the Company's common stock.

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

LMDS Communications Inc.("LMDS"), a Delaware corporation, was formed in February 1999 as a wholly owned subsidiary of WNTC. LMDS is a telecommunications company with interests in the fixed broadband wireless sector. LMDS obtained local multipoint distribution service licenses at the 1999 Federal Communications Commission auction and is now deploying broadband fixed wireless services. In 2000 LMDS obtained competitive local exchange carrier status in the States of Pennsylvania and New York. The competitive local exchange carrier status enables LMDS to connect to the public switched telephone network and negotiate wholesale rates with incumbent local exchange carriers. LMDS participated in an auction conducted by the FCC between April 27, 1999 and May 12, 1999 for 161 local multipoint distribution service licenses. LMDS secured 8 basic trading areas at the auction for $591,800 (a 45% discount from the gross price of $1,076,010). The price per population averages out to approximately $0.56. This compares to a high of $5.53 per population and an average net bid of $1.35 per population for the 121 'A' Block licenses auctioned in 1999. The operations in Pennsylvania were discontinued during the second quarter of 2004.

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


Results  of  Operations
-----------------------

Results of operations for the three months ended June 30, 2004 compared to the three months ended June 30, 2003

                                                                   Discontinued                                Discontinued
                                                               -------------------                      ---------------------------
                     Prime       Prime     NACC-Tel   NACC-Tel    LMDS     LMDS      Prepaid   Prepaid  Bright-Bridge Bright-Bridge
                   6/30/2004   6/30/2003  6/30/2004  6/30/2003 6/30/2004 6/30/2003   6/30/04   6/30/03    6/30/2004     6/30/2003
                  ----------  ----------  ---------  --------- --------- ---------   -------- --------- ------------ -------------
Revenue           $     -     $     -     $  63,152  $ 78,718 $    2,362 $   13,779 $   3,353 $   4,012 $       387   $      2,584
Gross Margin            -           -            52%       78%        nm         58%       62%       nm          nm             nm
SG&A              $   65,542  $  116,856  $  75,038  $ 76,216 $   97,377 $  131,473 $   3,175 $   8,056 $     3,879   $     47,954
Interest income   $     -     $     -     $     162  $        $        4 $          $    -    $    -    $      -      $       -
Interest expense  $   11,126  $    1,835  $   1,303  $    144 $   24,881 $   21,695 $    -    $    -    $      -      $         15
Other Income      $     -     $     -     $    -     $   -    $     -    $     -    $    -    $    -    $      -      $       -
Total assets      $3,233,180  $  142,673  $ 266,054  $481,924 $1,295,303 $1,968,541 $(118,466)$(110,993)$  (227,085)  $   (165,767)
Goodwill          $    2,000  $    2,000  $  30,346  $110,182 $      -   $     -    $    -    $    -    $      -      $       -
Depre & Amort     $    2,877  $    2,878  $   5,044  $  5,077 $   52,248 $   52,246 $    -    $    -    $     1,797   $      1,797
Net Income (Loss) $  (76,665) $  (76,064) $ (43,214) $(14,673)$  (94,894)$  (25,418)$  (2,422)$  (3,829)$    (1,886)  $    (51,167)



Results of operations for the six months ended June 30, 2004 compared to the six months ended June 30, 2003

                                                                  Discontinued                               Discontinued
                                                               -------------------                     ---------------------------
                     Prime       Prime     NACC-Tel   NACC-Tel    LMDS      LMDS     Prepaid   Prepaid  Bright-Bridge Bright-Bridge
                   6/30/2004   6/30/2003  6/30/2004  6/30/2003 6/30/2004  6/30/2003  6/30/04   6/30/03    6/30/2004     6/30/2003
                  ----------  ----------  ---------  --------- ---------  ---------  -------- --------- ------------ -------------
Revenue           $     -     $     -     $ 128,210  $142,961 $   12,694 $   27,622 $   4,272 $  10,118 $       387   $      2,654
Gross Margin            -           -            71%       64%        nm         37%       66%       97%         nm             nm
SG&A              $  194,296  $  206,579  $ 151,906  $153,082 $  209,913 $  250,454 $   7,150 $  12,031 $     3,879   $     99,302
Interest income   $     -     $     -     $     365  $        $       4  $          $    -    $    -    $      -      $         15
Interest expense  $   22,046  $    2,067  $   2,764  $    185 $   44,718 $   39,848 $    -    $    -    $      -      $       -
Other Income      $     -     $     -     $    -     $   -    $     -    $  119,706 $    -    $    -    $      -      $       -
Total assets      $3,233,180  $  142,673  $ 266,054  $481,924 $1,295,303 $1,968,541 $(118,466)$(110,993)$  (227,085)  $   (165,767)
Goodwill          $    2,000  $    2,000  $  30,346  $110,182 $     -    $     -    $    -    $    -    $       -     $       -
Depre & Amort     $    5,755  $    2,878  $  10,121  $  5,077 $  104,494 $   52,246 $    -    $    -    $     3,594   $      1,797
Net Income (Loss) $ (216,339) $ (208,646) $ (62,911) $(61,646)$ (231,313)$ (160,281)$  (4,311)$  (2,214)$    (3,492)  $   (108,161)

The discussion of consolidated results from operations below relates to continuing operations only.

During  the  three  month  period   ended   June  30,  2004  total  consolidated
sales revenue decreased to $66,505 from $68,887 for the corresponding period of the prior year. During the six month period ended June 30, 2004 total consolidated sales revenue decreased to $132,482 from $153,079 for the corresponding period of the prior year. The decrease in revenue is attributed to the lack of cash on hand to purchase inventory that would have been readily resold to waiting customers.

The consolidated gross margin as a percent of revenues decreased to 52% for the three month period ended June 30, 2004 from 78% in the corresponding period of the prior year. The consolidated gross margin decreased because during the second quarter of 2003 we had sold equipment that we had acquired at advantageous pricing, but we were not able to replicate this during the second quarter of 2004.. The consolidated gross margin as a percent of revenues increased to 71% for the six month period ended June 30, 2004 from 67% in
the corresponding period  of   the  prior  year. The consolidated  gross margin
increased because during the first quarter we were able to utilize inventory that we had acquired at advantageous pricing to satisfy many of the interconnect requirements of our customers.

The  consolidated   selling, general and  administrative  expenses  ("SG&A") for the three month period ended June 30, 2004 increased to $144,068 from $39,880 for the corresponding period of the prior year. The increase is due primarily to the fact that our fixed wireless broadband businesses in Virginia and Pennsylvania, have been discontinued, and to increased engineering expenses for our California fixed broadband wireless business. The consolidated selling, general and administrative expenses ("SG&A") for the six month period ended June 30, 2004 decreased to $353,352 from $371,692 for the corresponding period of the prior year. This decrease is due primarily to decreased administrative expenses, sales expenses, and engineering expenses related to our fixed wireless broadband businesses in Virginia, Pennsylvania, and California.

Consolidated interest expense for the three month period ended June 30, 2004 increased to $12,430 from $1,774 for the corresponding period of the prior year. Consolidated interest expense for the six month period ended June 30, 2004 increased to $24,810 from $2,461 for the corresponding period of the prior year. The increase is attributable to the interest on the notes payable to related parties.

Consolidated interest income for the three month period ended June 30, 2004 increased to $162 from $5 for the corresponding period of the prior year. Consolidated interest income for the six month period ended June 30, 2004 increased to $365 from $209 for the corresponding period of the prior year. The increase is attributed to cash received from customers this past quarter as interest on late payments.

During  the  three  month period ended  June 30, 2004  NACC-Tel  sales  revenue
decreased to $63,152   from $78,718  for the  corresponding  period of the prior
year. During the six month period ended June 30, 2004 NACC-Tel sales revenue decreased to $128,210 from $142,961 for the corresponding period of the prior year. The decrease in revenue is attributed to the lack of cash on hand to purchase inventory that would have been readily resold to waiting customers.

The NACC-Tel gross margin as a percent of revenues decreased to 52% for the three month period ended June 30, 2004 from 78% in the corresponding period of the prior period. The consolidated gross margin decreased because during 2003 we had sold equipment that we had acquired at advantageous pricing. The NACC-Tel gross margin as a percent of revenues increased to 71% for the six month period ended June 30, 2004 from 64% in the corresponding period of the prior period. The increase in the gross margin is because we were able to utilize inventory, that we had acquired at advantageous pricing, to satisfy many of the interconnect requirements of our customers, and also because we did not need to increase our overhead nor direct labor to accommodate the higher level of sales this year.

NACC-Tel's  SG&A  expenses  for  the  three month period  ended   June 30,  2004
decreased modestly to $75,038 from $76,216 for the corresponding period of the prior year. NACC-Tel's SG&A expenses for the six month period ended June 30, 2004 decreased slightly to $151,906 from $153,082 for the corresponding period of the prior year.

During the three month period ended June 30, 2004, sales revenue for Prepaid Tel.com decreased to $3,353 from $4,012 for the corresponding period of the prior year. During the six month period ended June 30, 2004, sales
revenue   for  Prepaid Tel.com   decreased  to $4,272 from  $10,118  for  the
corresponding period of the prior year. The decrease in revenue is attributed to additional competition coming into the California marketplace for prepaid residential dialtone customers, coupled with a curtailment in the Company's marketing effort in this sector of its business, as management has been focusing on the fixed wireless broadband sector of its business.

Prepaid's gross margin as a percent of revenues decreased to 62% for the three month period ended June 30, 2004 from over 100% in the corresponding period of the prior year. Prepaid's gross margin as a percent of revenues decreased to 66% for the six month period ended June 30, 2004 from 97% in the corresponding period of the prior year. The decrease in the gross margin is due to the fact that last year we had been receiving monthly credits for prior overcharges for services provided by the incumbent local exchange company. These credits have exhausted and are now receiving normal monthly invoices from The ILEC.

Prepaid's SG&A expenses for the three month period ended June 30, 2004 decreased to $3,175 from $8,056 for the corresponding period of the prior year. Prepaid's SG&A expenses for the six month period ended June 30, 2004 decreased to $7,150 from $12,031 for the corresponding period of the prior year. The decrease is attributed to our reduction of administrative staff.


Income taxes for the three and six month periods ending June 30, 2004 and 2003 were $0.


Liquidity  and  Capital  Resources
----------------------------------

At June 30, 2004 the Company had cash of $0 and negative working capital of $3,272,733. The cash position was the same at the end of the second quarter as it was at the end of last year.

Cash used in operations for the six months ended June 30, 2004 was $55,636 compared to cash used in operations of $340,698 for the corresponding period of the prior year. The decreased use of cash for operations was due to a shortage of cash.

Cash used in investing activities for the six months ended June 30, 2004 was $15,350 compared to cash used in investing activities of $462,539 for the corresponding period of the prior year. The cash invested was for the purchase of capital equipment and an investment in the Cross Capital Fund.

Funds provided by financing  activities for the six  months ended  June 30, 2004
was   $70,986 compared to $360,803 cash provided in the corresponding period of
2003. The cash provided in the current year was from the sale of common shares to, and short term notes from, related parties. The cash provided in 2003 was from one tranche in the amount of $447,685 from our broadband telecommunications loan, less repayments on this loan and other long term debt in the amount
of   $86,882.

The Company's ability to fully develop its fixed wireless broadband service business is dependent upon its ability to obtain additional financing for the infrastructure equipment and working capital to develop the market opportunities. Management believes the actions taken to secure long term debt financing and equity financing will be sufficient to sustain operations for at least the next twelve months, as well as enable us to implement a "roll up" of wireless internet service providers.

                  Item 3. Controls and Procedures
                          -----------------------

The Company's management, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of June 30, 2004. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls and procedures subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II.   OTHER INFORMATION

Item  1.    Legal  Proceedings
            ------------------

See the Company's annual report on Form 10KSB for the year ended December 31, 2003.


Item  2.    Changes  in  Securities  and  Use  of  Proceeds
            -----------------------------------------------

In January 2004, 1,800,000 shares of the Company's common stock were issued in a private placement to related parties in the amount of $18,000. The proceeds were used for working capital.

In February 2004, 1,131,429 shares of the Company's common stock were issued in a private placement to related parties in the amount of $19,800. The proceeds were used for working capital.

In March 2004, 3,000,000 shares of the Company's Class 'C' Preferred stock were issued for a $3,000,000 investment in the Cross Capital Fund, LLC.

In April 2004, 650,000 shares of the Company's common stock were issued to a consultant for services rendered relative to our fixed wireless broadband business.

In May the Company paid Cross Capital a management fee in the amount of $10,000, and this payment increased our investment in the Cross Capital Fund by the same amount.


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

      1. The following exhibits are filed herein as attachments:

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

                                                     PRIME  COMPANIES,  INC.
                                                     -----------------------
                                                     (Registrant)


Date:     October 4, 2004                            By:  /S/Norbert  J.  Lima
                                                        ----------------------
                                                     Norbert  J.  Lima
                                                     Chief  Executive  Officer


Date:     October 4, 2004                            By:  /S/Stephen  Goodman
                                                        ---------------------
                                                     Stephen  Goodman
                                                     Chief  Financial  Officer