Form 10QSB
period 2004-09-30
PRIME COMPANIES INC
filed 2004-11-22
CIK 1041581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB
                            (Filed on November 22, 2004)


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004
                                                 ------------------

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

As of September 30, 2004, 39,533,203 shares of Common Stock, $.0001 par value, were outstanding.

                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------

PART  I.    FINANCIAL  INFORMATION

     Item 1.    Financial  Statements (unaudited):
          Condensed  Consolidated  Balance  Sheet
          as  of  September 30, 2004                                         3

          Condensed  Consolidated  Statements  of  Operations  for  the
          Three and Nine Months  ended  September 30, 2004  and  2003        4

          Condensed  Consolidated  Statements  of  Cash  Flows  for  the
          Nine Months ended  September 30, 2004 and 2003                     5

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
































Condensed Consolidated Balance Sheet
Prime Companies, Inc. and Subsidiaries

ASSETS                                                                             30-Sep-04
                                                                                  (unaudited)
Current Assets
          Cash                                                                    $      -
          Accounts receivable, net of allowance of $522                                59,654
          Inventory                                                                    53,089
          Deposits                                                                      6,444
          Prepaid expenses and other current assets                                       259
                                                                                  -----------
                    Total current assets                                              119,446
                                                                                  -----------

Property and equipment, net of accumulated depreciation of $716,108
                    and accumulated equipment writedown of $479,046                   247,966
Licenses, net of accumulated amortization of $247,608                                 224,027
Goodwill, net of accumulated amortization of $169,989                                  32,346
                                                                                  -----------
TOTAL ASSETS                                                                      $   623,785
                                                                                  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
          Accounts payable                                                            289,650
          Current maturities of note payable, Rural Utilities Service               2,063,217
          Accrued payroll liabilities                                                 337,171
          Notes payable, related parties, net of debt discount                        209,963
          Due to officers                                                             335,104
          Due to stockholder                                                           24,208
          Notes payable                                                                20,600
          Accrued expenses and other current liabilities                              175,241
          Current maturities of long term debt                                         10,800
          Current maturities of capital lease obligations                              12,973
          Deferred revenues                                                             3,841
                                                                                  -----------
                     Total current liabilities                                      3,482,768
                                                                                  -----------
Long Term Liabilities
          Long term debt, net of current maturities                                     1,027
                                                                                  -----------
                     Total long term liabilities                                        1,027
                                                                                  -----------

Stockholders' Deficit
          Preferred Stock $.0001 par value, 50,000,000 shares authorized
                 Series 'A' - 8,250 issued and outstanding                                  1
                 Series 'C' - 3,000,000 issued and outstanding                            300
          Common Stock, $.0001 par value, 500,000,000 shares authorized
                 39,533,203 issued and outstanding                                      3,953
          Additional paid-in capital                                               10,686,380
          Receivable from issuance of preferred shares                             (3,010,000)
          Accumulated deficit                                                     (10,540,644)
                                                                                  -----------
                      Total Stockholders' Deficit                                  (2,860,010)
                                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $   623,785
                                                                                  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.
















Condensed Consolidated Statements of Operations
Prime Companies, Inc. and Subsidiaries


                                                              Three months    Three months    Nine months     Nine months
                                                              ------------    ------------    ------------    ------------
                                                                 ended           ended           ended           ended
                                                               30-Sep-04       30-Sep-03       30-Sep-04       30-Sep-03
                                                              ------------    ------------    ------------    ------------
                                                              (unaudited)     (unaudited)     (unaudited)      (unaudited)
Sales revenues                                                $     69,253    $     80,032    $    201,735    $    260,734

Cost of sales                                                        7,272          18,934          45,822          87,881
                                                              ------------    ------------    ------------    ------------

Gross profit                                                        61,981          61,098         155,913         172,853

Selling, general & administrative expenses                         171,943         260,610         525,295         882,756
                                                              ------------    ------------    ------------    ------------

Loss from continuing operations                                   (109,962)       (199,512)       (369,382)       (709,903)

Other income (expense):
     Interest income                                                     4              78             369             393
     Interest expense                                              (39,705)        (24,613)       (109,233)        (67,029)
     Other income, net                                              40,000            -             40,304         119,706
                                                              ------------    ------------    ------------    ------------

Net loss before taxes                                             (109,663)       (224,047)       (437,942)       (656,833)
     Provision for taxes                                              -               -               -               -
                                                              ------------    ------------    ------------    ------------
Net loss from continuing operations                                (83,736)       (224,047)       (367,297)       (656,833)
     Loss from discontinued operations, all related to
               operations:                                         (46,660)        (39,770)       (236,747)       (147,932)
                                                              ------------    ------------    ------------    ------------
Net loss                                                      $   (156,323)   $   (263,817)   $   (674,689)   $   (804,765)
                                                              ============    ============    ============    ============

Basic & diluted per share information:

     Net loss per share from continuing operations            $     (0.003)   $     (0.001)   $     (0.011)   $     (0.020)
     Net loss per share from discontinued operations, all
               related to operations                          $     (0.001)   $     (0.007)   $     (0.006)   $     (0.005)
                                                              ============    ============    ============    ============

Weighted Average Shares, basic and diluted                      38,775,433      32,282,931      38,167,526      32,277,264
                                                              ============    ============    ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.




















































Condensed Consolidated Statements of Cash Flows
Prime Companies, Inc. and Subsidiaries

                                                                                          Nine                Nine
                                                                                      months ended        months ended
                                                                                       30 Sep-04          30-Sep-03
                                                                                      ------------        ------------
                                                                                      (unaudited)          (unaudited)
Cash Flows from Operating Activities
         Net loss from continuing operations                                          $  (367,297)        $  (656,833)
         Loss from discontinued operations                                               (307,392)           (147,932)
                                                                                      -----------         -----------
              Net loss                                                                   (674,689)           (804,765)
         Adjustments to reconcile net loss to net cash
            used in operating activities
                Non cash discount on stock issuance                                        73,020                -
                Depreciation of property and equipment                                    144,595             154,009
                Retirement of fully depreciated property                                    5,816                -
                Amortization of licenses and goodwill                                      35,373              35,373
                Common stock issued for services                                           21,000                -
                Preferred stock issued for services                                          -                  1,750
            Changes in operating assets and liabilities:
                Accounts receivable                                                       (38,005)             (4,049)
                Inventory                                                                   5,961                 130
                Prepaid expenses and deposits                                              28,967              13,551
                Accounts payable                                                          (52,836)             84,644
                Accrued payroll and other current liabilities                             124,511             170,996
                Deferred revenues                                                            (873)             (1,056)
                Due to officers                                                           242,420                -
                Due to stockholder                                                         24,208                -
                                                                                      -----------         -----------
                              Net cash used in operating activities                       (60,532)           (349,417)
                                                                                      -----------         -----------

Cash Flows from Investing Activities
          Purchases of property and equipment                                              (5,920)           (470,275)
          Purchase of shares of Cross Capital Fund                                        (10,000)               -
                                                                                      -----------         -----------
                              Net cash used in investing activities                       (15,920)           (470,275)
                                                                                      -----------         -----------

Cash Flows from Financing Activities
         Proceeds from note payable                                                        20,600             447,685
         Proceeds from sale of common stock                                                42,800                -
         Repayments of notes payable                                                         -                (50,890)
         Repayments on long term debt and capital lease obligations                        (4,320)            (50,200)
         Change in short term portion of capital lease obligations                         (2,704)               -
         Debt discount from note payable                                                   14,076                -
         Proceeds from related party short term debt                                        6,000              44,214
                                                                                      -----------         -----------
                              Net cash provided by financing activities                    76,452             390,809
                                                                                      -----------         -----------

NET INCREASE (DECREASE) IN CASH                                                              -               <428,883>

CASH, beginning of period                                                             $      -            $   442,434
                                                                                      -----------         -----------

CASH, end of period                                                                   $      -            $    13,551
                                                                                      ===========         ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING & FINANCING ACTIVITIES

Conversion of accounts payable and short term notes to notes payable, related parties $      -            $   193,690
                                                                                      ===========         ===========
Issuance of common stock on issuance of notes payable, related parties                $      -            $    23,590
                                                                                      ===========         ===========
Issuance of common stock in exchange for services                                     $    21,000         $      -
                                                                                      ===========         ===========
Issuance of preferred stock in exchange for services                                  $      -            $     1,750
                                                                                      ===========         ===========
Receivable from issuance of preferred stock                                           $ 3,010,000         $      -
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

                     Prime Companies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
       ----------------------------------------------

The condensed consolidated balance sheet as of September 30, 2004 the related condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Prime Companies, Inc. and subsidiaries as of September 30, 2004, the results of their operations for the three and nine months ended September 30, 2004 and 2003, and their cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

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

As shown in the accompanying financial statements, the Company has reported significant net losses for the year ended December 31, 2003 and the nine months ended September 30, 2004 of $1,825,125 and $674,689, respectively, and has a net accumulated deficit of $10,540,644 as of September 30, 2004. In addition, the Company has defaulted on monthly repayments of its loan from the Rural Utilities Service (refer to note 2). The funding the Company had anticipated receiving from Mercatus and Partners, Ltd. and Finanzinvest, Ltd. earlier this year has not occurred. In March 2004, the Company recorded an equity receivable from Cross Capital Fund, LLC ("Cross Capital Fund") in the amount of $3,000,000, in the form of a membership interest in the Cross Capital Fund equal to such value. The Company agreed to issue 3,000,000 shares of Series C preferred stock to the Cross Capital Fund convertible at $0.023 per share. The Company expected to receive monthly distributions of capital gain and capital return as well as other benefits from the Cross investment. Management believed its relationship with Cross capital would provide the Company with the liquidity and wherewithal to pay its overdue obligations this year, and to implement the "roll up" of wireless internet service providers that it disclosed in the 'subsequent events' section of its 2003 annual report on SEC Form 10KSB. In May 2004 a principal of Cross provided the Company with $20,000 short term financing secured by its Cross investment; half of that amount was used to partially fund Cross' management fees, which increased the investment in Cross by $10,000. Contrary to the intent of the Agreement with Cross, the Company has not received any cash distributions or assistance with compliance from Cross. The Company is currently re-evaluating its relationship with Cross. In June 2004, after, receiving numerous telephone calls from other companies awaiting funding from Mercatus, the Company contacted Mercatus to receive an update on their activities. They indicated that the difficulties they had experienced were in the past, and that they could most likely provide the Company with $5 million funding by the end of August 2004. The Company then entered into a new Loan Agreement with Mercatus for that amount. During the week of September 13, 2004, Mercatus advised the Company that they could provide the Company with an additional $5 million funding. At that time the Company entered into another new Loan Agreement for this additional amount of funds. On
November 17 Mercatus reported that it has consummated its transaction, its funding is in process, and the Company's initial tranche should be received before the end of November 2004.

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


Recent Accounting Pronouncements:

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired.
The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements for certain investments are effective for annual periods ending after December 15, 2003, and for other investments such disclosure requirements are effective for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations or financial position.


Stock Options and Warrants:

The Company has adopted only the disclosure provisions of SFAS No. 148 and 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the nine months ended September 30, 2004 and 2003:

                                                       2004           2003
                                                    -----------    -----------

         Net loss as reported                        $(674,689)     $(804,765)
         Pro forma expense                            (133,950)          ( - )
                                                    -----------    -----------

         Pro forma net loss                          $(808,639)     (804,765)
                                                    ===========    ===========
         Basic and diluted loss per common share:
             As reported                           $     (0.02)   $     (0.02)
             Pro forma                             $     (0.02)   $     (0.02)


The  fair  value  for  these  options  was  estimated  at  the  date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2004: risk-free interest rate of 5.5%, dividend yields of 0%, volatility factors of the expected market price of the Company's common stock
of  100%, and  a weighted  average   expected  life  of  the  option of
5 years. There were 3,197,668 options and warrants granted during the nine months ended September 30, 2004. 225,385 options were granted for the Company's 2003 employee option plan at an exercise price of $0.15 per share through December 31, 2006 and they are 100% vested. 276,522 options were granted for the Company's 2004 employee option plan at an exercise price of $0.15 per share through December 31, 2007; they are 50% vested and will 100% vest on January 1, 2005. 200,000 options were granted for the outside directors at an exercise price of $0.15 per share through December 31, 2007; they will vest 50% on December 31, 2004 and 100% on December 31, 2005. 490,000 options were granted to the Company's officers at an exercise price of $0.15 per share through June
21, 2009 and they are 100% vested. 34,333 warrants were granted to an affiliate of Cross Capital at an exercise price of $0.03 per share through May 20, 2005. 171,428 fully vested options were granted to two officers at an exercise price of $0.035 per share through February 27, 2009. 500,000 warrants were granted to an officer and 1,300,000 warrants were granted to a shareholder at an exercise price of $0.025 per share through January 15, 2009.

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

2.       NOTE PAYABLE, RURAL UTILITIES SERVICE:
         -------------------------------------

The Note Payable, Rural Utilities Service ("RUS") relates to advances received on the $5,012,000 broadband loan agreement with the US Department of Agriculture's Rural Utilities Service. Advances on the loan, which may only be made once every 30 days, expire on April 1, 2005, and the maturity date for repayment  of all  outstanding  principal  and interest  is  April 1, 2012.  The interest rate for each advance is fixed at the time of disbursement and is equal to the average market yield on outstanding marketable Treasury securities due April 1, 2012, and averaged 4.26% at September 30, 2004. Monthly payments are required to repay the principal and interest no later than the maturity date. The interest expense on this loan for the nine months ended September 30, 2004 totaled $70,645. The proceeds of this loan may only be used to finance the costs of furnishing or improving broadband services in rural areas in Pennsylvania and New York.

LMDS is currently in default on payment of the monthly repayments for May 2003 through September 2004 of approximately $399,000 of principal and interest. In addition, based on an audit of the LMDS expenditures by the RUS, the Company has been notified that certain equipment purchased from Nacc-tel at fair value of approximately $800,000 will not be allowed as approved expenses under the terms of the loan agreement. The Company intends to rectify these defaults when it receives the initial tranches of the funding as referred to above.

Management is attempting to obtain alternative financing to repay this amount. However, if the alternative financing is not forthcoming, there could be significant negative impact on the company's ability to continue as a going concern.

The loan is secured by all of the assets of LMDS Communications, Inc., and is evidenced by a Mortgage Security Agreement and Financing Statement and UCC-1 filing in favor of the United States of America. At September 30, 2004, there were no remaining assets of the discontinued operation, the Company electing to retain the Broadband equipment and LMDS licenses. Prime guaranteed this loan.

All of the $2,063,217 principal due to the RUS has been classified as current because the Company is in default for non-payment of principal and interest since May 2003.

3.     NOTES PAYABLE, RELATED PARTIES
       ------------------------------

Notes payable, related parties are unsecured with interest payable monthly at 10% per annum. Principal payments in the amount of $6,000 were due May 27, 2004 and the balance of $208,759 principal owed is due January 1, 2005. To obtain the financing 786,345 shares of common stock were issued on September 30, 2003 at a market price of $0.03 per share, resulting in a debt discount of $23,590. The debt discount is amortized over the period of the note, using the straight line method; $4,796 debt discount remains to be amortized this year.

In February 2004 the Company issued two short term notes totaling $6,000 for cash advances by related parties. This financing included the issuance of 171,428 five year options to acquire common shares at $0.035 per share.

4.     NOTES PAYABLE
       -------------

In May 2004 the Company issued a short term note to a principal of Cross Capital Fund, LLC in the amount of $20,600. The Note bears interest at the rate of 8% per annum, and was due September 17, 2004. The note is secured by the Company's interest in Cross Capital Fund LLC, including the Company's right to receive distributions from the Fund. The note has not been paid by the due date and the Company intends to renegotiate the note.


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

In August the Company issued 100,000 shares of its common stock at a fair market price of $1,500 in satisfaction of an amount due to a vendor.

In September the Company sold 714,285 shares to a related party for $5,000. Because the amount received was less than the fair market value of the stock issued, the Company recorded an expense in the amount of $2,225 to account for the difference.


6.     DISCONTINUED OPERATIONS
       -----------------------

As previously reported in the 2003 annual report, on August 5, 2003 the Company entered into an amicable agreement to terminate the Bright-Bridge venture with the Virginia Tech Foundation.

Accordingly, the results of operations of Bright Bridge for the three and nine months ended September 30, 2004 and 2003 have been disclosed as discontinued operations. The current expenses incurred by Bright-Bridge were primarily the non-cash application of depreciation to the radio frequency equipment that we recovered from our Virginia operation.

On August 20, 2004 the Company entered into a Letter of Intent to sell 90% of its interest in Bright-Bridge. A definitive Agreement was executed on September 28, 2004 and the transaction is anticipated to close by the end of 2004. As required by the proposed Agreement, the Company will spin-off to its shareholders the remaining 10% interest in Bright-Bridge.

In April 2004 the Company entered into a Binding Letter of Intent to sell part of its LMDS Communications customer base and the customer premise equipment at those customers. The transaction closed in June 2004 and the Company , recorded a gain of $25,000 on the sale, and ceased conducting business in Pennsylvania at that time. The Company has discontinued the operations of LMDS, which has been appropriately accounted for, but has retained certain assets and liabilities, including certain LMDS equipment for future use, which RUS liability has been guaranteed by the Company. Accordingly, the results of LMDS for the three and nine months ended September 30, 2004 and 2003 have been disclosed as discontinued operations. The current expenses incurred by LMDS were primarily the non-cash application of depreciation on our equipment, amortization of our licenses, the allocation of corporate overhead to the LMDS activity. The interest on our RUS loan has been included in continuing operations as the RUS loan is guaranteed by the Company.


7.     SUBSEQUENT EVENTS
       -----------------

During the week of September 13, 2004, Mercatus advised the Company that it could provide the Company with an additional $5 million funding. At that time the Company entered into another new Loan Agreement for this additional amount of funds. Now, as this document is being written, Mercatus reports that it has closed its transaction and it expects its funding to occur during the week ending November 20, 2004, and the Company's initial tranche should be received before the end of November 2004.

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

In November 2001 Prime entered into an agreement with the Virginia Tech Foundation to commercially develop the Foundation's LMDS license in the Roanoke, Virginia area. In July 2002 the Company formalized its plans to commence the provisioning of fixed broadband wireless services to the Roanoke, Virginia marketplace. To accomplish this the Company and the Foundation formed a subsidiary, Bright-Bridge Communications Networks, Inc. ("Bright-Bridge"), a Delaware corporation, for its Virginia operations. In August 2002, Bright-Bridge leased commercial office space in Roanoke, and in September leased space on the radio tower on Mill Mountain in Roanoke. This wireless system was launched in a 'beta test' mode in mid December 2002, and was made commercially operational in late January 2003. In July 2003 the Board of Directors of Bright-Bridge decided to terminate the existing venture in Roanoke. In October 2003 the Company's facility in Roanoke was closed and the financial results for this part of our business are reported as "Discontinued operations" on our operating statement. On August 20, 2004 the Company entered into a Letter of Intent to sell 90% of its interest in Bright-Bridge. A definitive Agreement was executed on September 28, 2004 and the transaction is anticipated to close by the end of 2004. As required by the proposed Agreement, the Company will spin-off to its shareholders the remaining 10% interest in Bright-Bridge.

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


Results  of  Operations
-----------------------

Results of operations for the three months ended September 30, 2004 compared to the three months ended September 30, 2003

                                                                   Discontinued                                Discontinued
                                                               -------------------                      ---------------------------
                     Prime       Prime     NACC-Tel   NACC-Tel    LMDS     LMDS      Prepaid   Prepaid  Bright-Bridge Bright-Bridge
                   9/30/2004   9/30/2003  9/30/2004  9/30/2003 9/30/2004 9/30/2003   9/30/04   9/30/03    9/30/2004     9/30/2003
                  ----------  ----------  ---------  --------- --------- ---------   -------- --------- ------------ -------------
Revenue           $     -     $     -     $  67,877  $ 64,291 $     -    $   13,595 $   1,376 $   2,146 $        35   $      1,461
Gross Margin            -           -            91%       86%      -            10%       40%       99%         nm             nm
SG&A              $   91,253  $   51,799  $  77,080  $ 73,036 $   51,635 $  131,784 $   3,610 $   3,991 $        24   $     47,565
Interest income   $     -     $     -     $       4  $   -    $        4 $     -    $    -    $    -    $      -      $       -
Interest expense  $   38,065  $    1,374  $   1,639  $    556 $      -   $   22,543 $    -    $    -    $      -      $          4
Other Income      $   40,004  $     -     $     300  $   -    $      -   $     -    $    -    $    -    $      -      $     12,000
Total assets      $  283,421  $  226,700  $ 249,686  $463,195 $1,238,490 $1,913,038 $(120,884)$(112,871)$  (227,073)  $   (217,538)
Goodwill          $    2,000  $    2,000  $  30,346  $110,182 $      -   $     -    $    -    $    -    $      -      $       -
Depre & Amort     $    1,797  $    5,336  $   4,899  $  4,043 $   52,247 $   52,247 $    -    $    -    $      -      $      6,667
Net Income (Loss) $ (101,455) $  (53,173) $ (17,278) $(16,055)$  (46,671)$ (152,942)$  (3,067)$  (1,877)$        11   $    (39,770)



Results of operations for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

                                                                  Discontinued                               Discontinued
                                                               -------------------                     ---------------------------
                     Prime       Prime     NACC-Tel   NACC-Tel    LMDS      LMDS     Prepaid   Prepaid  Bright-Bridge Bright-Bridge
                   9/30/2004   9/30/2003  9/30/2004  9/30/2003 9/30/2004  9/30/2003  9/30/04   9/30/03    9/30/2004     9/30/2003
                  ----------  ----------  ---------  --------- ---------  ---------  -------- --------- ------------ -------------
Revenue           $     -     $     -     $ 196,087  $207,253 $   12,694 $   41,217 $   5,648 $  12,264 $       422   $      4,095
Gross Margin            -           -            78%       72%        nm         28%       60%       97%         nm             nm
SG&A              $  285,549  $  258,378  $ 228,986  $226,118 $  261,548 $  382,238 $  10,760 $  16,022 $     3,903   $    146,867
Interest income   $     -     $     -     $     369  $   -    $        4 $     -    $    -    $    -    $      -      $         11
Interest expense  $  104,829  $    3,441  $   4,403  $    802 $     -    $   62,392 $    -    $    -    $      -      $       -
Other Income      $   40,004  $    3,000  $     300  $   -    $   25,036 $  119,706 $    -    $    -    $      -      $     12,000
Total assets      $  283,421  $  226,700  $ 249,686  $481,924 $1,238,490 $1,913,038 $(120,884)$(112,871)$  (227,073)  $   (217,538)
Goodwill          $    2,000  $    2,000  $  30,346  $110,182 $     -    $     -    $    -    $    -    $       -     $       -
Depre & Amort     $   10,429  $   16,903  $  15,019  $ 13,167 $  156,740 $  148,534 $    -    $    -    $     3,594   $     10,893
Net Income (Loss) $ (350,374) $ (261,819) $ (80,189) $(77,701)$ (233,266)$ (312,223)$  (7,378)$  (4,091)$    (3,481)  $   (147,932)

The discussion of consolidated results from operations below relates to continuing operations only.

During the three month period ended September 30, 2004 total consolidated sales revenue decreased to $69,253 from $80,032 for the corresponding period of the prior year. During the nine month period ended September 30, 2004 total consolidated sales revenue decreased to $201,735 from $260,734 for the corresponding period of the prior year. The decrease in revenue is attributed to the lack of cash on hand to purchase inventory that would have been readily resold to waiting customers.

The consolidated gross margin as a percent of revenues increased to 90% for the three month period ended September 30, 2004 from 76% in the corresponding period of the prior year. The consolidated gross margin as a percent of revenues increased to 77% for the nine month period ended September 30, 2004 from 66% in
the corresponding period  of   the  prior  year. The consolidated  gross margin
increased because during the first and third quarters we were able to utilize inventory that we had acquired at advantageous pricing to satisfy many of the interconnect requirements of our customers.

The  consolidated   selling, general and  administrative  expenses  ("SG&A") for the three month period ended September 30, 2004 decreased to $171,943 from $260,610 for the corresponding period of the prior year. The consolidated selling, general and administrative expenses ("SG&A") for the nine month period ended September 30, 2004 decreased to $525,295 from $882,756 for the corresponding period of the prior year. The decreases are due primarily to decreased administrative expenses, sales expenses, and engineering expenses related to our fixed wireless broadband businesses in Virginia, Pennsylvania, and California.

Consolidated interest expense for the three month period ended September 30, 2004 increased to $39,705 from $24,613 for the corresponding period of the prior year. Consolidated interest expense for the nine month period ended September 30, 2004 increased to $109,233 from $67,029 for the corresponding period of the prior year. The increase is attributable to the interest on the notes payable to related parties.

Consolidated interest income for the three month period ended September 30, 2004 decreased to $4 from $78 for the corresponding period of the prior year.
Consolidated interest  income for   the  nine month period ended  September  30,
2004 decreased to $369 from $393 for the corresponding period of the prior year. The decreases are not significant for either the three or nine month periods.

During the three  month period ended  September 30, 2004 NACC-Tel sales revenue
increased to $67,877   from $64,291  for the  corresponding  period of the prior
year. The increase is due to our being able to use inventory on hand to fulfill new customer interconnect requirements. During the nine month period ended September 30, 2004 NACC-Tel sales revenue decreased to $196,087 from $207,253 for the corresponding period of the prior year. The decrease in revenue is attributed to the lack of cash on hand to purchase inventory that would have been readily resold to waiting customers.

The NACC-Tel gross margin as a percent of revenues increased to 91% for the three month period ended September 30, 2004 from 86% in the corresponding period of the prior period. The NACC-Tel gross margin as a percent of revenues increased to 78% for the nine month period ended September 30, 2004 from 72% in the corresponding period of the prior period. The increase in the gross margin is because we were able to utilize inventory, that we had acquired at advantageous pricing, to satisfy many of the interconnect requirements of our customers, and also because we did not need to increase our overhead nor direct labor to accommodate the higher level of sales this year.

NACC-Tel's  SG&A  expenses  for  the  three month period  ended   September 30,
2004 increased to $77,080 from $73,036 for the corresponding period of the prior year. NACC-Tel's SG&A expenses for the nine month period ended September 30, 2004 increased slightly to $228,986 from $226,118 for the corresponding period of the prior year. These increases are due to increased administrative and selling expenses related to our fixed wireless broadband business in California.

During the three month period ended September 30, 2004, sales revenue for Prepaid Tel.com decreased to $1,376 from $2,146 for the corresponding period of the prior year. During the nine month period ended September 30, 2004, sales revenue for Prepaid Tel.com decreased to $5,648 from $12,264 for the corresponding period of the prior year. The decrease in revenue is attributed to additional competition coming into the California marketplace for prepaid residential dialtone customers, coupled with a curtailment in the Company's marketing effort in this sector of its business, as management has been focusing on the fixed wireless broadband sector of its business.

Prepaid's gross margin decreased to 40% for the three month period ended September 30, 2004 from 99% in the corresponding period of the prior year. Prepaid's gross margin as a percent of revenues decreased to 60% for the nine month period ended September 30, 2004 from 97% in the corresponding period of the prior year. The decrease in the gross margin is due to the fact that last year we had been receiving monthly credits for prior overcharges for services provided by the incumbent local exchange company. These credits have been exhausted and we are now receiving normal monthly invoices from the ILEC.

Prepaid's SG&A expenses for the three month period ended September 30, 2004 decreased to $3,610 from $3,991 for the corresponding period of the prior year. Prepaid's SG&A expenses for the nine month period ended September 30, 2004 decreased to $10,760 from $16,022 for the corresponding period of the prior year. The decrease is attributed to our reduction of administrative staff.


Income taxes for the three and nine month periods ending September 30, 2004 and 2003 were $0.


Liquidity  and  Capital  Resources
----------------------------------

At September 30, 2004 the Company had cash of $0 and negative working Capital of $3,363,322. The cash position was the same at the end of the third Quarter as it was at the end of last year.

Cash used in operations for the nine months ended September 30, 2004 was $60,532 compared to cash used in operations of $349,417 for the corresponding period of the prior year. The decreased use of cash for operations was due to a shortage of cash.

Cash used in investing activities for the nine months ended September 30, 2004
was $15,920   compared  to cash  used  in  investing  activities of $470,275 for the corresponding period of the prior year. The cash invested was for the purchase of capital equipment and an investment in the Cross Capital Fund.

Funds provided by financing activities for the nine months ended September 30, 2004 were $76,452 compared to $390,809 cash provided in the corresponding period of 2003. The cash provided in the current year was from the sale of common shares to, and short term notes from, related parties. The cash provided in 2003 was from one tranche in the amount of $447,685 from our broadband telecommunications loan, and $44,214 cash received on notes payable issued in September 2003, less repayments on the RUS loan and other long term debt in the amount of $101,090.

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

                  Item 3. Controls and Procedures
                          -----------------------

The Company's management, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of September 30, 2004. Based
upon that evaluation, the  Company's  principal  executive   officer  and
principal financial officer have concluded that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls and procedures subsequent to the date of our evaluation,
including   any corrective  actions  with  regard  to  significant deficiencies and material weaknesses.

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

In August the Company issued 100,000 shares of its common stock at a fair market price of $1,500 to payment of that amount due to a vendor.

In September the Company sold 714,285 shares to a related party for $5,000. The proceeds were used for working capital.



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

      2. Reports on Form 8-K filed:

         Item 8.  Other events.
                  On October 4, 2004 the Company filed Form 8-K reporting that on September 28, 2004 the Company entered into an Agreement with Computer Resource Technologies, Inc. for the sale of 90% of its non-operating wholly owned subsidiary, Bright-Bridge Communication Networks, Inc. After the transaction is completed, as a requirement of the Agreement, Prime will distribute the remaining 10% interest in Bright-Bridge to the shareholders.

                  The closing of the transaction is anticipated to occur promptly after an audit of the books and records of CRT for the periods ended December 31, 2002, December 31, 2003, and either June 30, 2004 or September 30, 2004 is completed.

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

                                                     PRIME  COMPANIES,  INC.
                                                     -----------------------
                                                     (Registrant)


Date:     November 22, 2004                          By:  /S/Norbert  J.  Lima
                                                        ----------------------
                                                     Norbert  J.  Lima
                                                     Chief  Executive  Officer


Date:     November 22, 2004                          By:  /S/Stephen  Goodman
                                                        ---------------------
                                                     Stephen  Goodman
                                                     Chief  Financial  Officer